Form 10-Q
period 2019-03-31
Arlington Asset Investment Corp.
filed 2019-05-03
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AI	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AI PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AI PrC	NYSE

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2019:

Title	Outstanding
Class A Common Stock	36,572,617 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$37,547	$26,713
Interest receivable	14,128	13,349
Sold securities receivable	341,798	—
Mortgage-backed securities, at fair value
Agency	4,192,327	3,982,106
Private-label	28	24
Derivative assets, at fair value	15,248	438
Deposits	53,446	61,052
Other assets	18,636	15,768
Total assets	$4,673,158	$4,099,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,964,127	$3,721,629
Interest payable	5,063	4,646
Accrued compensation and benefits	1,420	3,732
Dividend payable	14,190	11,736
Derivative liabilities, at fair value	2,346	6,959
Purchased securities payable	251,144	—
Other liabilities	4,297	2,200
Long-term unsecured debt	74,160	74,104
Total liabilities	4,316,747	3,825,006
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 352,630 and 350,595 shares issued and outstanding, respectively (liquidation preference of $8,816 and $8,765, respectively)	8,290	8,245
Series C Preferred stock, $0.01 par value, 1,200,000 and -0- shares issued and outstanding, respectively (liquidation preference of $30,000 and $-0-, respectively)	28,880	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 36,572,617 and 30,497,998 shares issued and outstanding, respectively	366	305
Additional paid-in capital	2,047,398	1,997,876
Accumulated deficit	(1,728,523)	(1,731,982)
Total stockholders’ equity	356,411	274,444
Total liabilities and stockholders’ equity	$4,673,158	$4,099,450

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income
Agency mortgage-backed securities	$33,570	$30,725
Private-label mortgage-backed securities	1	4
Other	261	131
Total interest income	33,832	30,860
Interest expense
Short-term secured debt	24,643	15,325
Long-term unsecured debt	1,272	1,231
Total interest expense	25,915	16,556
Net interest income	7,917	14,304
Investment advisory fee income	250	—
Investment gain (loss), net
Gain (loss) on trading investments, net	69,168	(88,343)
(Loss) gain from derivative instruments, net	(55,205)	40,154
Other, net	(160)	50
Total investment gain (loss), net	13,803	(48,139)
General and administrative expenses
Compensation and benefits	3,116	3,040
Other general and administrative expenses	1,260	1,257
Total general and administrative expenses	4,376	4,297
Income (loss) before income taxes	17,594	(38,132)
Income tax provision	—	18,251
Net income (loss)	17,594	(56,383)
Dividend on preferred stock	(278)	(137)
Net income (loss) available (attributable) to common stock	$17,316	$(56,520)
Basic earnings (loss) per common share	$0.52	$(2.00)
Diluted earnings (loss) per common share	$0.52	$(2.00)
Weighted-average common shares outstanding (in thousands)
Basic	33,053	28,197
Diluted	33,139	28,197

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2017	303,291	$7,108	—	$—	28,140,721	$281	$1,974,941	$(1,596,013)	$386,317
Net loss	—	—	—	—	—	—	—	(56,383)	(56,383)
Issuance of Class A common stock	—	—	—	—	—	—	(23)	—	(23)
Issuance of preferred stock	19,431	459	—	—	—	—	—	—	459
Cumulative-effect of accounting change (see Note 7)	—	—	—	—	—	—	—	4,059	4,059
Stock-based compensation	—	—	—	—	—	—	451	—	451
Dividends declared (1)	—	—	—	—	—	—	—	(15,875)	(15,875)
Balances, March 31, 2018	322,722	$7,567	—	$—	28,140,721	$281	$1,975,369	$(1,664,212)	$319,005

Balances, December 31, 2018	350,595	$8,245	—	$—	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444
Net income	—	—	—	—	—	—	—	17,594	17,594
Issuance of Class A common stock	—	—	—	—	6,000,000	60	48,750	—	48,810
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	74,619	1	(1)	—	—
Issuance of preferred stock	2,035	45	1,200,000	28,880	—	—	—	—	28,925
Stock-based compensation	—	—	—	—	—	—	773	—	773
Dividends declared (1)	—	—	—	—	—	—	—	(14,135)	(14,135)
Balances, March 31, 2019	352,630	$8,290	1,200,000	$28,880	36,572,617	$366	$2,047,398	$(1,728,523)	$356,411

(1)

The Board of Directors approved and the Company declared and paid dividends of $0.375 and $0.55 per common share for the three months ended March 31, 2019 and 2018, respectively. The Board of Directors approved and the Company declared and paid dividends of $0.4375 per Series B preferred share for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, includes a dividend accrual of $0.103125 per Series C preferred share that has not been declared.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$17,594	$(56,383)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Investment (gain) loss, net	(13,803)	48,139
Net premium amortization on mortgage-backed securities	5,943	7,925
Deferred tax provision	—	18,251
Other	833	511
Changes in operating assets
Interest receivable	(779)	(116)
Other assets	(493)	(399)
Changes in operating liabilities
Interest payable and other liabilities	689	(1,147)
Accrued compensation and benefits	(2,312)	(3,394)
Net cash provided by operating activities	7,672	13,387
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(793,278)	(907,468)
Proceeds from sales of agency mortgage-backed securities	461,558	842,741
Receipt of principal payments on agency mortgage-backed securities	94,067	109,323
(Payments for) proceeds from derivatives and deposits, net	(67,803)	34,619
Other	71	(18)
Net cash (used in) provided by investing activities	(305,385)	79,197
Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	242,498	(83,823)
Proceeds from (payments for) issuance of common stock	48,810	(23)
Proceeds from issuance of preferred stock	28,925	459
Dividends paid	(11,686)	(15,592)
Net cash provided by (used in) financing activities	308,547	(98,979)
Net increase (decrease) in cash and cash equivalents	10,834	(6,395)
Cash and cash equivalents, beginning of period	26,713	21,614
Cash and cash equivalents, end of period	$37,547	$15,219
Supplemental cash flow information:
Cash payments for interest	$25,442	$17,434
Cash payments for taxes	$—	$—

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

For the Company’s tax years ended December 31, 2018 and earlier, the Company was taxed as a C corporation for U.S. federal tax purposes. Commencing with its taxable year ending December 31, 2019, the Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  As a REIT the Company will be required to distribute annually 90% of its REIT taxable income (subject to certain adjustments).  So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income that it distributes to its shareholders on a timely basis.  At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Certain amounts in the consolidated financial statements and notes for prior periods have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the previously reported net income, total assets or total liabilities.

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2019 and December 31, 2018, approximately 99% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Refer to the Company’s 2018 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

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

January 1, 2019

The primary impact of the adoption of ASU No. 2016-02 was the recognition of lease liabilities and associated right-of-use assets, as a component of “Other liabilities” and “Other assets,” respectively, on the Company’s consolidated balance sheets as of March 31, 2019.  The adoption of ASU No. 2016-02 did not have an effect on the timing or amount of periodic lease expense recognized in net income.  The adoption of ASU No. 2016-02 did not have a material effect on the Company’s consolidated financial statements.

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

January 1, 2019

Investments in prepayable financial assets, such as residential MBS, for which the embedded call options are not held by the issuer are not within the scope of ASU No. 2017-08. Accordingly, the adoption of ASU No. 2017-08 did not have an effect on the Company’s consolidated financial statements.

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (Topic 815)

This update made several targeted amendments to existing GAAP with the objectives of facilitating (i) financial reporting that more closely reflects entities’ risk management strategies and (ii) greater ease of understanding and interpreting the effects of hedge accounting on an entities’ reported results.

January 1, 2019

Hedge accounting pursuant to GAAP is an elective, rather than a required, accounting model.  The Company does not elect to apply hedge accounting.  The adoption of ASU No. 2017-12 did have an effect on the Company’s consolidated financial statements.

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

January 1, 2020

As of March 31, 2019, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of March 31, 2019 and December 31, 2018, the Company had $4,192,327 and $3,982,106, respectively, of fair value in agency MBS classified as trading securities. As of March 31, 2019, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$62,109	$(61,825)
Agency MBS sold during the period	7,056	(26,520)
Total	$69,165	$(88,345)

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 5. Derivative Instruments” for further information about dollar rolls.

Note 4. Borrowings

Repurchase Agreements

The Company finances the purchase of MBS through repurchase agreements, which are accounted for as collateralized borrowing arrangements. In a repurchase transaction, the Company sells MBS to a counterparty under a master repurchase agreement in exchange for cash and concurrently agrees to repurchase the same security at a future date in an amount equal to the cash initially exchanged plus an agreed-upon amount of interest. MBS sold under agreements to repurchase remain on the Company’s consolidated balance sheets because the Company maintains effective control over such securities throughout the duration of the arrangement. Throughout the contractual term of a repurchase agreement, the Company recognizes a “repurchase agreement” liability on its consolidated balance sheets to reflect the obligation to repay to the counterparty the proceeds received upon the initial transfer of the MBS. The difference between the proceeds received by the Company upon the initial transfer of the MBS and the contractually agreed-upon repurchase price is recognized as interest expense ratably over the term of the repurchase arrangement.

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

As of March 31, 2019 and December 31, 2018, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2019	December 31, 2018
Pledged with agency MBS:
Repurchase agreements outstanding	$3,964,127	$3,721,629
Agency MBS collateral, at fair value (1)	4,197,580	3,931,232
Net amount (2)	233,453	209,603
Weighted-average rate	2.73%	2.72%
Weighted-average term to maturity	20.9 days	17.3 days

(1)

As of March 31, 2019, includes $323,156 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Weighted-average outstanding balance during the three months ended	$3,680,429	$3,730,619
Weighted-average rate during the three months ended	2.68%	1.64%

Long-Term Unsecured Debt

As of March 31, 2019 and December 31, 2018, the Company had $74,160 and $74,104, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,140 and $1,196, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2019			December 31, 2018
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	5.54%	6.75%	6.625%	5.19%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Types and Uses of Derivative Instruments

Interest Rate Hedging Instruments

The Company is party to interest rate hedging instruments that are intended to economically hedge changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. Interest rate hedging instruments include centrally cleared interest rate swaps, exchange-traded instruments, such as U.S. Treasury note futures, Eurodollar futures, interest rate swap futures and options on futures, and non-exchange-traded instruments such as options on agency MBS. While the Company uses its interest rate hedging instruments to economically hedge a portion of its interest rate risk, it has not designated such contracts as hedging instruments for financial reporting purposes.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$5,143	$—	$—	$(5,709)
10-year U.S. Treasury note futures	605	—	—	(1,250)
TBA commitments	9,500	(2,346)	438	—
Total	$15,248	$(2,346)	$438	$(6,959)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of March 31, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,175,000	1.59%	2.70%	1.11%	1.4	$714
3 to less than 7 years	100,000	1.77%	2.63%	0.86%	3.4	181
7 to less than 10 years	1,550,000	2.51%	2.64%	0.13%	8.7	4,142
10 or more years	25,000	2.96%	2.63%	(0.33)%	29.0	106
Total / weighted-average	$2,850,000	2.11%	2.66%	0.55%	5.7	$5,143

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.60%	1.07%	1.5	$(152)
3 to less than 7 years	325,000	2.00%	2.73%	0.73%	4.4	(432)
7 to less than 10 years	1,600,000	2.35%	2.70%	0.35%	8.5	(4,572)
10 or more years	125,000	3.02%	2.66%	(0.36)%	29.6	(553)
Total / weighted-average	$3,100,000	2.07%	2.67%	0.60%	6.6	$(5,709)

U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of March 31, 2019 are short positions with an aggregate notional amount of $215,000 that mature in June 2019. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. As of December 31, 2018, the Company held short positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $320,000 with a maturity date in March 2019.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	March 31, 2019
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
3.5% 30-year MBS purchase commitments	$25,000	$25,094	$25,348	$254
3.5% 30-year MBS sale commitments	(25,000)	(25,332)	(25,348)	(16)
4.0% 30-year MBS purchase commitments	1,450,000	1,482,877	1,491,844	8,967
4.0% 30-year MBS sale commitments	(550,000)	(563,996)	(566,047)	(2,051)
Total TBA commitments, net	$900,000	$918,643	$925,797	$7,154

	December 31, 2018
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
5.0% 30-year MBS purchase commitments	$100,000	$103,750	$104,047	$297
5.0% 30-year MBS sale commitments	(100,000)	(104,188)	(104,047)	141
Total TBA commitments, net	$—	$(438)	$—	$438

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2019	2018
Interest rate derivatives:
Interest rate swaps:
Net interest income (expense) (1)	$4,747	$(816)
Unrealized (losses) gains, net	(63,491)	50,857
Gains realized upon early termination, net	1,178	10,169
Total interest rate swap (losses) gains, net	(57,566)	60,210
U.S. Treasury note futures, net	(6,704)	12,320
Total interest rate derivative (losses) gains, net	(64,270)	72,530
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	1,420	6,643
Other gains (losses) on agency MBS commitments, net	7,645	(39,019)
Total gains (losses) on agency MBS commitments, net	9,065	(32,376)
Total derivative (losses) gains, net	$(55,205)	$40,154

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$400,000	$—	$(650,000)	$2,850,000
10-year U.S. Treasury note futures	320,000	440,000	(390,000)	(155,000)	215,000
Commitments to purchase (sell) MBS, net	—	2,150,000	(1,250,000)	—	900,000

	For the Three Months Ended March 31, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$250,000	$—	$(325,000)	$3,525,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	950,000	(750,000)	—	850,000
Commitments to purchase (sell) MBS, net	1,265,000	4,255,000	(4,105,000)	—	1,415,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	March 31, 2019	December 31, 2018
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$50,741	$54,883
U.S. Treasury note futures (cash initial margin)	2,473	6,169
Unsettled MBS trades and TBA commitments, net	232	—
Total cash collateral posted, net	$53,446	$61,052

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of March 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$5,143	$—	$5,143	$—	$—	$5,143
10-year U.S. Treasury note futures	605	—	605	—	—	605
TBA commitments	9,500	—	9,500	(2,315)	—	7,185
Total derivative instruments	15,248	—	15,248	(2,315)	—	12,933
Total assets	$15,248	$—	$15,248	$(2,315)	$—	$12,933
Liabilities:
Derivative instruments:
TBA commitments	$2,346	$—	$2,346	$(2,315)	$—	$31
Total derivative instruments	2,346	—	2,346	(2,315)	—	31
Repurchase agreements	3,964,127	—	3,964,127	(3,964,127)	—	—
Total liabilities	$3,966,473	$—	$3,966,473	$(3,966,442)	$—	$31

	As of December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$438	$—	$438	$—	$(438)	$—
Total derivative instruments	438	—	438	—	(438)	—
Total assets	$438	$—	$438	$—	$(438)	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$5,709	$—	$5,709	$—	$(5,709)	$—
10-year U.S. Treasury note futures	1,250	—	1,250	—	(1,250)	—
Total derivative instruments	6,959	—	6,959	—	(6,959)	—
Repurchase agreements	3,721,629	—	3,721,629	(3,721,629)	—	—
Total liabilities	$3,728,588	$—	$3,728,588	$(3,721,629)	$(6,959)	$—

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

Other

Long-term unsecured debt - As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s long-term unsecured debt was $74,160 and $74,104, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $69,370 and $66,562 as of March 31, 2019 and December 31, 2018, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds – As of March 31, 2019 and December 31, 2018, the Company had investment in equity securities and investment funds measured at fair value of $5,876 and $6,115, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments).

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of March 31, 2019 and December 31, 2018, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 91 percent, 8 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, deposits, receivables, repurchase agreements, payables, and other assets and liabilities are generally reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,192,327	$—	$4,192,327	$—
Private-label MBS	28	—	—	28
Total MBS	4,192,355	—	4,192,327	28
Derivative assets	15,248	605	14,643	—
Derivative liabilities	(2,346)	—	(2,346)	—
Other assets	5,876	—	—	5,876
Total	$4,211,133	$605	$4,204,624	$5,904

	December 31, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,982,106	$—	$3,982,106	$—
Private-label MBS	24	—	—	24
Total MBS	3,982,130	—	3,982,106	24
Derivative assets	438	—	438	—
Derivative liabilities	(6,959)	(1,250)	(5,709)	—
Other assets	6,115	—	—	6,115
Total	$3,981,724	$(1,250)	$3,976,835	$6,139

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$6,139	$515
Investments in equity securities measured at fair value beginning January 1, 2018	—	5,362
Included in investment gain (loss), net	(156)	52
Purchases	—	—
Sales	—	—
Payments, net	(80)	(7)
Accretion of discount	1	4
Ending balance	$5,904	$5,926
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(156)	$52

Note 8. Income Taxes

For its tax years ended December 31, 2018 and earlier, Arlington Asset was subject to taxation as a corporation under Subchapter C of the Internal Revenue Code. On December 27, 2018, the Company’s Board of Directors approved a plan for Arlington Asset to elect to be taxed and to operate in a manner that will allow it to qualify as a REIT under the Internal Revenue Code commencing with its taxable year ending December 31, 2019. As a REIT, the Company will be required to distribute annually 90% of its REIT taxable income. So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

As of March 31, 2019, the Company had estimated net operating loss (“NOL”) carryforwards of $14,543 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards begin to expire in 2028. As of March 31, 2019, the Company had estimated net capital loss (“NCL”) carryforwards of $433,286 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $136,840 in 2019, $102,927 in 2020, $70,319 in 2021, $3,763 in 2022, $110,317 in 2023 and $9,120 in 2024.  If the Company were to use its NOL carryforwards to offset taxable ordinary income and/or use its NCL carryforwards to offset net capital gains, the Company’s required income distribution as a REIT would be reduced accordingly.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that are not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT was repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is certain and will be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both. As of March 31, 2019 and December 31, 2018, the Company had an AMT credit carryforward of $9,132 included as a receivable in “other assets” on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of March 31, 2019 and December 31, 2018, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

On May 30, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for calendar year 2017.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within Arlington County.  The Company has not been assessed or paid any such BPOL tax prior to calendar year 2017.  The Company does not believe it is subject to the BPOL tax. During the second quarter of 2018, the Company filed an administrative appeal with Arlington County. During the third quarter of 2018, Arlington County denied the Company’s administrative appeal and, subsequently, the Company filed an administrative appeal with the Tax Commissioner of Virginia.  The Company intends to fully contest the assessment. As of March 31, 2019, the Company does not believe that it is probable that is has incurred a BPOL tax liability.  As such, the Company has not recognized a BPOL tax liability or an associated expense in its consolidated financial statements for the current or prior periods.  If the Company were to become subject to the BPOL tax, the Company would be required to pay the full $9,380 assessment for calendar year 2017 and would also be subject to a BPOL tax for subsequent periods.

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

	Three Months Ended March 31,
(Shares in thousands)	2019	2018
Basic weighted-average common shares outstanding	33,053	28,197
Performance share units and unvested restricted stock	86	—
Diluted weighted-average common shares outstanding	33,139	28,197
Net income (loss) available (attributable) to common stock	$17,316	$(56,520)
Basic earnings (loss) per common share	$0.52	$(2.00)
Diluted earnings (loss) per common share	$0.52	$(2.00)

 The diluted loss per share for the three months ended March 31, 2018 did not include the antidilutive effect of 233 shares of unvested shares of restricted stock and performance share units.

Note 10. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share.  Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of March 31, 2019 and December 31, 2018, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock to date in 2019:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
March 31	$0.375	March 18	March 29	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2018:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.375	December 13	December 31	January 31, 2019
September 30	0.375	September 13	September 28	October 31
June 30	0.375	June 14	June 29	July 31
March 31	0.550	March 15	March 29	April 30

Common Equity Offerings

On February 22, 2019, the Company completed a public offering in which 6,000,000 shares of its Class A common stock were sold at a price of $8.16 per share for proceeds net of offering expenses of $48,810.

Common Equity Distribution Agreements

   On February 22, 2017, the Company entered into separate common equity distribution agreements (the “Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. On August 10, 2018, the Company entered into separate amendments to the Equity Distribution Agreements (the “Amended Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, B. Riley FBR, Inc. (formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 12,597,423 shares of the Company’s Class A common stock.

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

The following table provides information about the issuances of common stock under the common equity distribution agreements for the periods indicated:

Class A Common Stock Issuances	Year Ended December 31, 2018
Shares issued	2,226,557
Weighted average public offering price	$10.19
Net proceeds (1)	$22,326

(1)	Net of selling commissions and expenses.

As of March 31, 2019, the Company had 11,302,160 shares of Class A common stock available for sale under the Amended Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the three months ended March 31, 2019 and the year ended December 31, 2018. As of March 31, 2019, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

Preferred Stock

The Company has authorized preferred share capital of (i) 100,000 shares designated as Series A Preferred Stock that is unissued; (ii) 2,000,000 shares designated as 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $0.01 per share; (iii) 2,500,000 shares designated as 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”), par value of $0.01 per share; and (iv) 20,400,000 shares of undesignated preferred stock. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue additional preferred stock in one or more series and to fix the terms and rights of the preferred stock. The Company’s preferred stock ranks senior to its common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution, or winding up of the Company. The Company’s preferred stock ranks on parity with each other.  The Series B Preferred Stock and Series C Preferred Stock are publicly traded on the New York Stock Exchange under the ticker symbols “AI PrB” and “AI PrC,” respectively.

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock to date in 2019.

On March 12, 2019, the Company completed an initial public offering in which 1,200,000 shares of its Series C Preferred Stock were issued to the public at a public offering price of $25.00 per share for proceeds net of underwriting discounts and commissions and expenses of $28,880.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of the Company’s common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared, beginning on June 30, 2019. The first dividend of $0.61875 per share scheduled to be payable on June 30, 2019 will be considered a long first dividend period from the original date of issuance.

Preferred Equity Distribution Agreements

On May 16, 2017, the Company entered into an equity distribution agreement (the “Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC, pursuant to which the Company may offer and sell, from time to time, up to 1,865,000 shares of the Company’s Series B Preferred Stock. On March 21, 2019, the Company entered into an amended and restated equity distribution agreement (“Amended Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research and Trading, LLC and Ladenburg Thalmann & Co. Inc. (collectively, the “Series B Preferred Equity Agents”), pursuant to which the Company may offer and sell, from time to time, up to 1,647,370 shares of the Company’s Series B Preferred Stock.  Pursuant to the Amended Series B Preferred Equity Distribution Agreement, shares of the Company’s Series B Preferred stock may be offered and sold through the Series B Preferred Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

The following table provides information about the issuances of preferred stock under the preferred equity distribution agreements for the periods indicated:

Series B Preferred Stock Issuances	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Shares issued	2,035	47,304
Weighted average public offering price	$22.56	$24.75
Net proceeds (1)	$45	$1,137

(1)	Net of selling commissions and expenses.

As of March 31, 2019, the Company had 1,647,370 shares of Series B Preferred stock available for sale under the Amended Series B Preferred Equity Distribution Agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018.

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of March 31, 2019, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 2.41% as of March 31, 2019, a 28 basis point decrease from year end.  The U.S. Treasury rate curve continued to flatten during the quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed five basis points with the short-end outpacing the long-end of the interest rate curve.  The spread between 10-year U.S. Treasury rates and interest rate swaps narrowed two basis points during the first quarter of 2019 with the 10-year swap rate ending at 2.41% as of March

31, 2019.  During the first quarter of 2019, lower market volatility and other factors led to the spread between the market yield on agency MBS and benchmark interest rates tightening modestly resulting in the pricing of agency MBS outperforming interest rate hedges.  In addition, lower mortgage rates have increased prepayment speed expectations of fixed-rate agency MBS.  As a result, pay-up premiums for fixed-rate agency MBS backed by specified pools of mortgage loans selected for their lower propensity for prepayment increased meaningfully during the first quarter of 2019, which contributed to the pricing of agency MBS outperforming interest rate hedges.

After raising the targeted federal funds rate by 25 basis points four times during 2018 to a range of 2.25% to 2.50%, the Federal Open Market Committee (“FOMC”) announced on March 20, 2019 that it would maintain the target federal funds rate at the current range.  The FOMC commented that while the labor market remains strong, the growth of economic activity has slowed from its solid rate in the fourth quarter of 2018 and that recent indicators point to slower growth of household spending and business fixed investment in the first quarter of 2019.  In its statement, the FOMC stated that in light of global economic and financial developments and muted inflation pressures, the FOMC will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate to support sustained expansion of economic activity, strong labor market conditions and inflation near its symmetric 2% objective.  Based on federal fund futures prices, an approximate equal number of market participants currently expect that the FOMC will either lower the target federal funds rate or keep it unchanged in 2019.

In its March 20, 2019 statement, the FOMC also stated that it would modify its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.  More specifically, the FOMC stated that it intends to slow the pace of reduction of its holdings of U.S. Treasury securities through the end of September 2019 with the goal of generally maintaining its aggregate securities holdings thereafter;  however, the FOMC stated that it intends to continue to allow its holdings of agency MBS to decline with any principal payments from agency MBS reinvested in U.S. Treasury securities beginning in October 2019.

During the first quarter of 2019, prepayment speeds in the fixed-rate 30-year residential mortgage market declined from the prior quarter.  However, prepayment speeds are expected to increase in the subsequent quarters in response to the decline in mortgage rates as a result of the decrease in the 10-year U.S. Treasury rate starting in late December 2018.  Housing prices continue to increase as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 4.3% annual gain in January 2019.  However, the pace of home price appreciation has begun to slow compared to recent periods with the annual gain for January 2019 two percentage points slower than the pace in January 2018.

The following table presents certain key market data as of the dates indicated:

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	Change - First Quarter 2019

30-Year FNMA Fixed Rate MBS (1)
3.5%	100.20	99.45	98.39	99.83	101.39	1.56
4.0%	102.61	101.92	100.95	101.83	102.86	1.03
4.5%	104.70	104.08	103.14	103.45	104.17	0.72

U.S. Treasury Rates (UST)
2-year UST	2.27%	2.53%	2.82%	2.49%	2.26%	(0.23)
3-year UST	2.38%	2.62%	2.88%	2.46%	2.21%	(0.25)
5-year UST	2.56%	2.74%	2.95%	2.51%	2.23%	(0.28)
7-year UST	2.69%	2.82%	3.02%	2.59%	2.31%	(0.28)
10-year UST	2.74%	2.86%	3.06%	2.69%	2.41%	(0.28)
30-year UST	2.97%	2.99%	3.21%	3.02%	2.82%	(0.20)
2-year UST to 10-year UST spread	0.47	0.33	0.24	0.20	0.15	(0.05)

Interest Rate Swap Rates
2-year swap	2.58%	2.81%	2.99%	2.66%	2.38%	(0.28)
3-year swap	2.66%	2.86%	3.05%	2.59%	2.31%	(0.28)
5-year swap	2.71%	2.89%	3.07%	2.57%	2.28%	(0.29)
7-year swap	2.73%	2.90%	3.09%	2.62%	2.32%	(0.30)
10-year swap	2.79%	2.93%	3.12%	2.71%	2.41%	(0.30)
30-year swap	2.82%	2.93%	3.13%	2.84%	2.58%	(0.26)
2-year swap to 2-year UST spread	0.31	0.28	0.17	0.17	0.12	(0.05)
10-year swap to 10-year UST spread	0.05	0.07	0.06	0.02	-	(0.02)

London Interbank Offered Rates (LIBOR)
1-month LIBOR	1.88%	2.09%	2.26%	2.50%	2.49%	(0.01)
3-month LIBOR	2.31%	2.34%	2.40%	2.81%	2.60%	(0.21)

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

Fannie Mae and Freddie Mac have announced that they will complete their “Single Security Initiative” on June 3, 2019.  The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac, under the direction of the Federal Housing Finance Committee, to develop a common MBS (referred to as a “Uniform MBS” or “UMBS”) to ultimately facilitate the combination of the separate TBA markets of each of the respective GSEs into a single, larger and more liquid market.  Existing Freddie Mac pass-through MBS have a 45-day delay remittance cycle, in which principal and interest payments are remitted to holders 45 days after such payments are due on the underlying mortgage loans, while Fannie Mae MBS have a 55-day delay remittance cycle.  As a means to conform existing Freddie Mac MBS to Fannie Mae MBS, beginning on May 7, 2019, Freddie Mac will offer holders of existing Freddie Mac MBS the option to exchange their 45-day delay MBS for a 55-day delay “mirror” MBS which is ultimately collateralized by the same pool of loans as the original 45-day delay MBS for which it was exchanged.  For each 45-day MBS that a holder elects to exchange, at the time of the exchange, Freddie Mac will provide an upfront cash payment to the holder as compensation for the prospective 10-day monthly payment delay.  We may elect to exchange some, or potentially all, of our existing Freddie Mac 45-day delay MBS for mirror 55-day delay MBS, depending upon our evaluation of the economics of the compensation payment, among other considerations.  Any exchanges of Freddie Mac MBS that we may ultimately elect to perform are not expected to materially impact our financial performance or operations.

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Executive Summary

The following are some key financial highlights for the quarter ended March 31, 2019:

•	$8.70 per common share of book value as of March 31, 2019, relatively unchanged from the prior quarter end
•	$0.375 per common share dividend, resulting in an economic gain of 4.2% measured as the change in book value per common share plus dividends declared during the quarter
•	$0.52 per diluted common share of GAAP net income
•	$0.32 per diluted common share of non-GAAP core operating income (1)
•	Net interest income of $7.9 million compared to $10.6 million in the fourth quarter of 2018, driven primarily by:
o	a reduction in average leverage
o	a 25 basis point increase in weighted average short-term secured financing costs resulting primarily from hikes in the targeted federal funds rate from the Federal Reserve, partially offset by
o	higher weighted average agency MBS asset yields (3.36% versus 3.30%) due primarily to a reduction in prepayment rates (7.55% versus 8.25%, annualized)
•

Economic net interest income, which includes TBA dollar roll income and net interest income earned or expense incurred from interest rate swaps, of $14.1 million compared to $15.9 million in the fourth quarter of 2018, driven primarily by a reduction in average leverage (1)

•	Completed a common stock offering for net proceeds of $48.8 million
•	Completed a preferred stock offering for net proceeds of $28.9 million
•	Commenced operations of plan to elect to be taxed as a REIT

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Specified agency MBS	$4,192,327	$3,982,106
Net long agency TBA dollar roll positions (1)	925,797	—
Total agency investment portfolio	5,118,124	3,982,106
Private-label interest-only MBS	28	24
Total MBS investment portfolio	$5,118,152	$3,982,130

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $7,154 and $438 as of March 31, 2019 and December 31, 2018, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of March 31, 2019 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
20-year fixed rate:
4.0%	$221,558	$7,027	$228,585	$1,184	$229,769	$103.71	4.00%	3.7
30-year fixed rate:
3.5%	209,323	6,708	216,031	(2,450)	213,581	102.03	3.50%	7.3
4.0%	2,334,089	100,160	2,434,249	(3,687)	2,430,562	104.13	4.00%	6.4
4.5%	1,243,502	62,550	1,306,052	12,349	1,318,401	106.02	4.50%	5.7
5.5%	13	—	13	1	14	109.06	5.50%	5.7
Total/weighted-average	$4,008,485	$176,445	$4,184,930	$7,397	$4,192,327	$104.59	4.13%	6.1

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$2,195,298	$94,319	$2,289,617	$6,120	$2,295,737	$104.58	4.14%	5.9
Freddie Mac	1,813,187	82,126	1,895,313	1,277	1,896,590	104.60	4.12%	6.2
Total/weighted-average	$4,008,485	$176,445	$4,184,930	$7,397	$4,192,327	$104.59	4.13%	6.1

The actual constant prepayment rate for the Company’s agency MBS was 7.55% for the three months ended March 31, 2019. As of March 31, 2019, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 87% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of March 31, 2019 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.5% 30-year MBS purchase commitments	$25,000	$25,094	$25,348	$254
3.5% 30-year MBS sale commitments	(25,000)	(25,332)	(25,348)	(16)
4.0% 30-year MBS purchase commitments	1,450,000	1,482,877	1,491,844	8,967
4.0% 30-year MBS sale commitments	(550,000)	(563,996)	(566,047)	(2,051)
Total net long agency TBA dollar roll positions	$900,000	$918,643	$925,797	$7,154

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of March 31, 2019, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of March 31, 2019 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$1,175,000	1.59%	2.70%	1.11%	1.4
3 to less than 7 years	100,000	1.77%	2.63%	0.86%	3.4
7 to less than 10 years	1,550,000	2.51%	2.64%	0.13%	8.7
10 or more years	25,000	2.96%	2.63%	(0.33)%	29.0
Total / weighted-average	$2,850,000	2.11%	2.66%	0.55%	5.7

In addition to interest rate swap agreements, the Company also has exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in June 2019, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about the Company’s outstanding U.S. Treasury note futures contracts as of March 31, 2019 is as follows (dollars in thousands):

	Maturity Date	Notional Amount
10-year U.S. Treasury note futures	June 2019	$215,000

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

Net interest income determined in accordance with GAAP does not include TBA agency MBS dollar roll income, which we believe represents the economic equivalent of net interest income generated from our investments in non-specified fixed-rate agency MBS, nor does it include the net interest income or expense of our interest rate swap agreements, which are not designated as hedging instruments for financial reporting purposes. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income and the net interest income or expense from our interest rate swap agreements are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “gain (loss) from derivative instruments, net” of the “investment gain (loss), net” section.

Investment Gain (Loss), Net

“Investment gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of investments in MBS classified as trading securities and periodic changes in the fair value (whether realized or unrealized) of derivative instruments.

General and Administrative Expenses

“Compensation and benefits expense” includes base salaries, annual cash incentive compensation, and non-cash stock-based compensation. Annual cash incentive compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with stock-based awards granted to employees, including the Company’s performance share units to executive officers that are earned only upon the attainment of Company performance measures over the relevant measurement period.

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

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

The following table presents the net income (loss) available (attributable) to common stock reported for the three months ended March 31, 2019 and 2018, respectively (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Interest income	$33,832	$30,860
Interest expense	25,915	16,556
Net interest income	7,917	14,304
Investment advisory fee income	250	—
Investment gain (loss), net	13,803	(48,139)
General and administrative expenses	(4,376)	(4,297)
Income (loss) before income taxes	17,594	(38,132)
Income tax provision	—	18,251
Net income (loss)	17,594	(56,383)
Dividend on preferred stock	(278)	(137)
Net income (loss) available (attributable) to common stock	$17,316	$(56,520)
Diluted earnings (loss) per common share	$0.52	$(2.00)
Weighted-average diluted common shares outstanding	33,139	28,197

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $6.4 million, or 44.8%, from $14.3 million for the three months ended March 31, 2018 to $7.9 million for the three months ended March 31, 2019. The decrease from the comparative period is primarily attributable to:

•

a 104 basis point increase in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by

•

a 38 basis point increase in the average asset yields of our specified agency MBS due to reinvestments from portfolio repositioning and monthly paydowns into higher current investment yields as a result of a rise in long-term interest rates and widening agency MBS spreads as well as a modest reduction in prepayment rates.

The components of GAAP net interest income from our MBS portfolio is summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,998,040	$33,570	3.36%	$4,130,072	$30,725	2.98%
Other	—	262		—	135
	$3,998,040	33,832	3.38%	$4,130,072	30,860	2.99%
Short-term secured debt	$3,680,429	(24,643)	(2.68)%	$3,730,619	(15,325)	(1.64)%
Long-term unsecured debt	74,141	(1,272)	(6.86)%	73,917	(1,231)	(6.66)%
	$3,754,570	(25,915)	(2.76)%	$3,804,536	(16,556)	(1.74)%
Net interest income/spread (1)		$7,917	0.70%		$14,304	1.35%
Net interest margin (1)			0.92%			1.50%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2019
	vs.
	Three Months Ended March 31, 2018
	Rate	Volume	Total Change
Agency MBS	$3,827	$(982)	$2,845
Other	127	—	127
Short-term secured debt	(9,524)	206	(9,318)
Long-term unsecured debt	(37)	(4)	(41)
	$(5,607)	$(780)	$(6,387)

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,998,040	$33,570	3.36%	$4,130,072	$30,725	2.98%
TBA dollar rolls (1)	538,885	1,420	1.05%	1,442,046	6,643	1.84%
Other	—	262		—	135
Short-term secured debt	3,680,429	(24,643)	(2.68)%	3,730,619	(15,325)	(1.64)%
Interest rate swaps (2)	3,095,411	4,747	0.61%	3,600,000	(816)	(0.09)%
Long-term unsecured debt	74,141	(1,272)	(6.86)%	73,917	(1,231)	(6.66)%
Economic net interest income/margin (3)		$14,084	1.35%		$20,131	1.53%

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

	Three Months Ended March 31, 2019
	vs.
	Three Months Ended March 31, 2018
	Rate	Volume	Total Change
Agency MBS	$3,827	$(982)	$2,845
TBA dollar rolls	(1,063)	(4,160)	(5,223)
Other	127	—	127
Short-term secured debt	(9,524)	206	(9,318)
Interest rate swaps	5,449	114	5,563
Long-term unsecured debt	(37)	(4)	(41)
	$(1,221)	$(4,826)	$(6,047)

Economic net interest income for the three months ended March 31, 2019 decreased relative to the comparative period from the prior year due primarily to:

•	lower average leverage and portfolio volumes (primarily due to lower average TBA dollar roll volumes) and
•

higher financing costs on the unhedged portion of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates, partially offset by

•

an increase in the average asset yields of our specified agency MBS due to reinvestments from portfolio repositioning and monthly paydowns into higher current investment yields as a result of a rise in long-term interest rates and widening agency MBS spreads as well as a modest reduction in prepayment rates.

Investment Advisory Fee Income

We formed a wholly-owned subsidiary, Rock Creek Investment Advisors, LLC (“Rock Creek”), which was approved as a registered investment adviser and is regulated under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in the fourth quarter of 2018 and commenced operations in December 2018.  Rock Creek provides investment advisory services to institutional clients on a separate account basis by investing primarily in agency MBS. Rock Creek earns investment management fee income based upon a percentage of the capital funded by a client to its separate managed account. During the three months ended March 31, 2019, we recognized $0.3 million in investment advisory fee income.

Investment Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of our investments in fixed rate agency MBS and TBA commitments generally decreases (increases).  Conversely, the fair value of our interest rate hedging instruments increases (decreases) in response to increases (decreases) in prevailing interest rates.  While our interest rate hedging instruments are designed to mitigate the sensitivity of the fair value of our agency MBS portfolio to fluctuations in benchmark interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.  Accordingly, irrespective of fluctuations in interest rates, an increase (decrease) in agency MBS spreads will generally result in the underperformance (outperformance) of the values of agency MBS relative to interest rate hedging instruments.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Gains (losses) on trading investments, net	$69,168	$(88,343)
TBA and specified agency MBS commitments, net:
TBA dollar roll income	1,420	6,643
Other gains (losses) from TBA and specified agency MBS commitments, net	7,645	(39,019)
Total gains (losses) on TBA and specified agency MBS commitments, net	9,065	(32,376)
Interest rate derivatives:
Net interest income (expense) on interest rate swaps	4,747	(816)
Other (losses) gains from interest rate derivative instruments, net	(69,017)	73,346
Total (losses) gains on interest rate derivatives, net	(64,270)	72,530
Other, net	(160)	50
Investment gain (loss), net	$13,803	$(48,139)

During the three months ended March 31, 2019, MBS spreads narrowed modestly which resulted in the outperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.  During the three months ended March 31, 2018, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 2.3%, from $4.3 million for the three months ended March 31, 2018 to $4.4 million for the three months ended March 31, 2019.

Compensation and benefits expenses increased by $0.1 million, or 3.3%, from $3.0 million for the three months ended March 31, 2018 to $3.1 million for the three months ended March 31, 2019.

Other general and administrative expenses remained at $1.3 million for the three months ended March 31, 2019 and 2018.

Income Tax Provision

On December 27, 2018, our Board of Directors approved a plan for us to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2019.  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income to the extent that we distribute 100% of our taxable income to our shareholders on a timely basis.  For taxable years ended December 31, 2018 and prior, we were subject to taxation as a corporation under Subchapter C of the Internal Revenue Code.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we reported “non-GAAP core operating income.” We define core operating income as “economic net interest income” and investment advisory fee income less “core general and administrative expenses.”

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three months ended March 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
GAAP net interest income	$7,917	$14,304
TBA dollar roll income	1,420	6,643
Interest rate swap net interest income (expense)	4,747	(816)
Economic net interest income	14,084	20,131
Investment advisory fee income	250	—
Core general and administrative expenses	(3,603)	(3,846)
Preferred stock dividend	(278)	(137)
Non-GAAP core operating income	$10,453	$16,148

Non-GAAP core operating income per diluted common share	$0.32	$0.57
Weighted average diluted common shares outstanding	33,139	28,430

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
GAAP income (loss) before income taxes	$17,594	$(38,132)
Add (less):
Total investment (gain) loss, net	(13,803)	48,139
Stock-based compensation expense	773	451
Preferred stock dividend	(278)	(137)
Add back:
TBA dollar roll income	1,420	6,643
Interest rate swap net interest income (expense)	4,747	(816)
Non-GAAP core operating income	$10,453	$16,148

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

As of March 31, 2019, our debt-to-equity leverage ratio was 11.3 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio. Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e., repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of March 31, 2019, our “at risk” short-term recourse financing to investable capital ratio was 11.0 to 1.

Cash Flows

As of March 31, 2019, our cash and cash equivalents totaled $37.5 million, representing a net increase of $10.8 million from $26.7 million as of December 31, 2018. Cash provided by operating activities of $7.7 million during the three months ended March 31, 2019 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $305.4 million during the three months ended March 31, 2019 was primarily generated by purchases of new agency MBS and net payments for settlements and deposits for margin on our interest rate derivative instruments partially offset by sales of agency MBS and receipt of principal payments from agency MBS. Cash provided by financing activities of $308.5 million during the three months ended March 31, 2019 was primarily generated by proceeds received from repurchase agreements used to finance a portion of our MBS investment portfolio and proceeds received from issuance of common and preferred stock partially offset by dividend payments to stockholders.

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

As of March 31, 2019, liquid assets consisted primarily of cash and cash equivalents of $37.5 million and unencumbered agency MBS of $81.2 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Debt Capital

Long-Term Unsecured Debt

As of March 31, 2019, we had $74.2 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.1 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of March 31, 2019 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of March 31, 2019 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of March 31, 2019 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

Our repurchase agreement counterparties apply a “haircut” to the value of the pledged collateral, which means the collateral is valued, for the purposes of the repurchase agreement transaction, at less than fair value.  Upon the renewal of a repurchase agreement financing at maturity, a lender could increase the “haircut” percentage applied to the value of the pledged collateral, thus reducing our liquidity.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of date and period indicated (dollars in thousands):

March 31, 2019
Repurchase agreements outstanding	$3,964,127
Agency MBS collateral, at fair value (1)	4,197,580
Net amount (2)	233,453
Weighted-average rate	2.73%
Weighted-average term to maturity	20.9 days
Maximum amount outstanding at any month-end during the period	$3,964,127

(1)

As of March 31, 2019, includes $323,156 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of March 31, 2019, we had outstanding repurchase agreement balances with 15 counterparties and have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of March 31, 2019, no more than 6.1% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 28.3% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of March 31, 2019:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	9	65.6%
Europe	2	14.1%
Asia	4	20.3%
	15	100.0%

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including (i) interest rate hedging instruments such as interest rate swaps, U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, put and call options on U.S. Treasury note futures, and options on agency MBS, and (ii) derivative instruments that economically serve as investments such as TBA purchase and sale commitments.

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

As of March 31, 2019, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount and corresponding margin held in collateral deposit with the custodian (dollars in thousands):

	March 31, 2019
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$2,850,000	$50,741
10-year U.S. Treasury note futures	215,000	2,473

TBA Dollar Roll Transactions

TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments.  In a TBA dollar roll transaction, we do not intend to take physical delivery of the underlying agency MBS and will generally enter into an offsetting position and net settle the paired-off positions in cash.  However, under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.

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

Equity Capital

Common Equity Offerings

On February 22, 2019, we completed a public offering in which 6,000,000 shares of our Class A common stock was sold at a price of $8.16 per share for proceeds net of offering expenses of $48.8 million.

Common Equity Distribution Agreements

On February 22, 2017, we entered into separate common equity distribution agreements (the “Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, up to 6,000,000 shares of our Class A common stock. On August 10, 2018, we entered into separate amendments to the Equity Distribution Agreements (the “Amended Equity Distribution Agreements”) with equity sales agents JMP Securities LLC, B. Riley FBR, Inc. (formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalman & Co. Inc. pursuant to which we may offer and sell, from time to time, up to 12,597,423 shares of our Class A common stock.

Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the three months ended March 31, 2019, there were no issuances of common stock under the common equity distribution agreements.

As of March 31, 2019, we had 11,302,160 shares of Class A common stock available for sale under the Amended Equity Distribution Agreements.

Preferred Stock

As of March 31, 2019, we had Series B Preferred Stock outstanding with a liquidation preference of $8,816.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date in 2019.

As of March 31, 2019, we had Series C Preferred Stock outstanding with a liquidation preference of $30,000.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to

8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of the Company’s common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared, beginning on June 30, 2019. The first dividend of $0.61875 per share scheduled to be payable on June 30, 2019 will be considered a long first dividend period from the original date of issuance.

Preferred Equity Distribution Agreement

On May 16, 2017, we entered into a preferred equity distribution agreement (the “Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC, pursuant to which we may offer and sell, from time to time, up to 1,865,000 shares of our Series B Preferred Stock. On March 21, 2019, we entered into an amended and restated equity distribution agreement (“Amended Series B Preferred Equity Distribution Agreement”) with JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research and Trading, LLC and Ladenburg Thalmann & Co. Inc. (collectively, the “Series B Preferred Equity Agents”), pursuant to which we may offer and sell, from time to time, up to 1,647,370 shares of our Series B Preferred Stock. Pursuant to the Amended Series B Preferred Equity Distribution Agreement, shares of our Series B Preferred stock may be offered and sold through the Series B Preferred Equity Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the period indicated (dollars in thousands):

Series B Preferred Stock Issuances	Three Months Ended March 31, 2019
Shares issued	2,035
Weighted average public offering price	$22.56
Net proceeds (1)	$45

(1)	Net of selling commissions and expenses.

As of March 31, 2019, we had 1,647,370 shares of Series B Preferred stock available for sale under the Amended Series B Preferred Equity Distribution Agreement.

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

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of March 31, 2019 and December 31, 2018, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of March 31, 2019 and December 31, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, spread risk, liquidity risk and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of our risk management strategies. The following is additional information regarding certain of these market risks.

Interest Rate Risk

We are exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate hedging instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate hedging instruments include interest rate swaps as well as U.S. Treasury note futures, options on U.S. Treasury note futures, and options on agency MBS. Historically, we have also utilized Eurodollar futures and interest rate swap futures.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2019
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,192,327	$4,114,736	$4,247,630
TBA commitments	7,154	(7,101)	15,003
10-year U.S. Treasury note futures	605	8,999	(7,789)
Interest rate swaps	5,143	78,393	(68,105)
Equity available to common stock	317,595	307,392	299,103
Book value per common share	$8.70	$8.42	$8.19
Book value per common share percent change		(3.18)%	(5.82)%

	March 31, 2019
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,192,327	$4,018,593	$4,285,772
TBA commitments	7,154	(27,602)	18,996
10-year U.S. Treasury note futures	605	17,393	(16,183)
Interest rate swaps	5,143	151,642	(141,354)
Equity available to common stock	317,595	272,391	259,597
Book value per common share	$8.70	$7.46	$7.11
Book value per common share percent change		(14.22)%	(18.24)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.8 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of March 31, 2019.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	March 31, 2019
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,192,327	$4,171,495	$4,213,159
TBA commitments	7,154	3,263	11,045
Equity available to common stock	317,595	292,872	342,318
Book value per common share	$8.70	$8.02	$9.37
Book value per common share percent change		(7.78)%	7.78%

	March 31, 2019
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,192,327	$4,140,246	$4,244,408
TBA commitments	7,154	(2,573)	16,882
Equity available to common stock	317,595	255,787	379,404
Book value per common share	$8.70	$7.00	$10.39
Book value per common share percent change		(19.46)%	19.46%

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors in its sole discretion; in each case, our activities and balance sheet are measured with reference to fair value without considering inflation.

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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Item 1A — Risk Factors”.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

3.02

Articles of Amendment to the Amended and Restated Articles of Incorporation designating the shares of 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on May 9, 2017).

3.03

Articles of Amendment to the Amended and Restated Articles of Incorporation of Arlington Asset Investment Corp. designating the Company’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed on March 11, 2019).

3.04	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

Exhibit Number	Exhibit Title
3.05	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 4, 2015).

3.06	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

3.07	Amendment No. 3 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).

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

4.06	Form of Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.07	Form of Subordinated Note (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-215384) filed on December 30, 2016).

4.08	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on May 1, 2013).

4.09	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on March 17, 2015).

4.10	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2010).

4.11

Form of specimen certificate representing the shares of 7.00% Series B Perpetual Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on May 9, 2017).

4.12

Form of specimen certificate representing the shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on March 11, 2019).

4.13	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2009).

4.14	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 13,2018).

10.01

Amended and Restated Equity Distribution Agreement, dated March 21, 2019, by and among the Company and JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research & Trading, LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 21, 2019).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2019 and 2018; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 3, 2019