Form 10-Q
period 2019-06-30
Arlington Asset Investment Corp.
filed 2019-08-09
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AI	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AI PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AI PrC	NYSE

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2019:

Title	Outstanding
Class A Common Stock	36,659,233 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$34,684	$26,713
Interest receivable	12,471	13,349
Sold securities receivable	546,106	—
Mortgage-backed securities, at fair value
Agency	3,414,580	3,982,106
Private-label	26	24
Derivative assets, at fair value	6,243	438
Deposits	31,247	61,052
Other assets	18,535	15,768
Total assets	$4,063,892	$4,099,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,531,539	$3,721,629
Interest payable	3,336	4,646
Accrued compensation and benefits	2,436	3,732
Dividend payable	8,392	11,736
Derivative liabilities, at fair value	3,131	6,959
Purchased securities payable	113,019	—
Other liabilities	3,534	2,200
Long-term unsecured debt	74,216	74,104
Total liabilities	3,739,603	3,825,006
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 354,039 and 350,595 shares issued and outstanding, respectively (liquidation preference of $8,851 and $8,765, respectively)	8,296	8,245
Series C Preferred stock, $0.01 par value, 1,200,000 and -0- shares issued and outstanding, respectively (liquidation preference of $30,000 and $-0-, respectively)	28,944	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 36,572,617 and 30,497,998 shares issued and outstanding, respectively	366	305
Additional paid-in capital	2,047,616	1,997,876
Accumulated deficit	(1,760,933)	(1,731,982)
Total stockholders’ equity	324,289	274,444
Total liabilities and stockholders’ equity	$4,063,892	$4,099,450

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Agency mortgage-backed securities	$32,275	$29,940	$65,845	$60,665
Private-label mortgage-backed securities	14	10	15	14
Other	428	105	689	236
Total interest income	32,717	30,055	66,549	60,915
Interest expense
Short-term secured debt	24,866	17,936	49,509	33,261
Long-term unsecured debt	1,269	1,257	2,541	2,488
Total interest expense	26,135	19,193	52,050	35,749
Net interest income	6,582	10,862	14,499	25,166
Investment advisory fee income	—	—	250	—
Investment loss, net
Gain (loss) on trading investments, net	42,239	(20,892)	111,407	(109,235)
(Loss) gain from derivative instruments, net	(69,072)	16,052	(124,277)	56,206
Other, net	150	324	(10)	374
Total investment loss, net	(26,683)	(4,516)	(12,880)	(52,655)
General and administrative expenses
Compensation and benefits	2,233	2,061	5,349	5,101
Other general and administrative expenses	1,191	1,400	2,451	2,657
Total general and administrative expenses	3,424	3,461	7,800	7,758
(Loss) income before income taxes	(23,525)	2,885	(5,931)	(35,247)
Income tax provision	—	6,493	—	24,744
Net loss	(23,525)	(3,608)	(5,931)	(59,991)
Dividend on preferred stock	(774)	(149)	(1,052)	(286)
Net loss attributable to common stock	$(24,299)	$(3,757)	$(6,983)	$(60,277)
Basic loss per common share	$(0.67)	$(0.13)	$(0.20)	$(2.14)
Diluted loss per common share	$(0.67)	$(0.13)	$(0.20)	$(2.14)
Weighted-average common shares outstanding (in thousands)
Basic	36,533	28,210	34,803	28,204
Diluted	36,533	28,210	34,803	28,204

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2017	303,291	$7,108	—	$—	28,140,721	$281	$1,974,941	$(1,596,013)	$386,317
Net loss	—	—	—	—	—	—	—	(56,383)	(56,383)
Issuance of Class A common stock	—	—	—	—	—	—	(23)	—	(23)
Issuance of preferred stock	19,431	459	—	—	—	—	—	—	459
Cumulative-effect of accounting change (see Note 7)	—	—	—	—	—	—	—	4,059	4,059
Stock-based compensation	—	—	—	—	—	—	451	—	451
Dividends declared (1)	—	—	—	—	—	—	—	(15,875)	(15,875)
Balances, March 31, 2018	322,722	$7,567	—	$—	28,140,721	$281	$1,975,369	$(1,664,212)	$319,005
Net loss	—	—	—	—	—	—	—	(3,608)	(3,608)
Issuance of Class A common stock	—	—	—	—	66,989	1	710	—	711
Issuance of preferred stock	18,030	440	—	—	—	—	—	—	440
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(6,011)	—	(67)	—	(67)
Stock-based compensation	—	—	—	—	—	—	297	—	297
Dividends declared (1)	—	—	—	—	—	—	—	(10,311)	(10,311)
Balances, June 30, 2018	340,752	$8,007	—	$—	28,201,699	$282	$1,976,309	$(1,678,131)	$306,467

Balances, December 31, 2018	350,595	$8,245	—	$—	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444
Net income	—	—	—	—	—	—	—	17,594	17,594
Issuance of Class A common stock	—	—	—	—	6,000,000	60	48,750	—	48,810
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	74,619	1	(1)	—	—
Issuance of preferred stock	2,035	45	1,200,000	28,880	—	—	—	—	28,925
Stock-based compensation	—	—	—	—	—	—	773	—	773
Dividends declared (1)	—	—	—	—	—	—	—	(14,135)	(14,135)
Balances, March 31, 2019	352,630	$8,290	1,200,000	$28,880	36,572,617	$366	$2,047,398	$(1,728,523)	$356,411
Net loss	—	—	—	—	—	—	—	(23,525)	(23,525)
Issuance of Class A common stock	—	—	—	—	—	—	1	—	1
Issuance of preferred stock	1,409	6	—	64	—	—	—	—	70
Stock-based compensation	—	—	—	—	—	—	217	—	217
Dividends declared (1)	—	—	—	—	—	—	—	(8,885)	(8,885)
Balances, June 30, 2019	354,039	$8,296	1,200,000	$28,944	36,572,617	$366	$2,047,616	$(1,760,933)	$324,289

(1)

The Board of Directors approved and the Company declared and paid dividends of $0.375 and $0.225 per common share for the three months ended March 31, 2019 and June 30, 2019, respectively, and $0.55 and $0.375 per common share for the three months ended March 31, 2018 and June 30, 2018, respectively. The Board of Directors approved and the Company declared and paid dividends of $0.4375 per Series B preferred share for the three months ended March 31, 2019, June 30, 2019, March 31, 2018 and June 30, 2018. The Board of Directors approved and the Company declared and paid dividends of $0.61875 per Series C preferred share for the three months ended June 30, 2019. For the three months ended March 31, 2019, includes a dividend accrual of $0.103125 per Series C preferred share that had not been declared.

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,931)	$(59,991)
Adjustments to reconcile net loss to net cash provided by operating activities
Investment loss, net	12,880	52,655
Net premium amortization on mortgage-backed securities	13,142	16,199
Deferred tax provision	—	24,744
Other	1,112	799
Changes in operating assets
Interest receivable	878	(822)
Other assets	(273)	(255)
Changes in operating liabilities
Interest payable and other liabilities	(1,808)	(909)
Accrued compensation and benefits	(1,296)	(2,603)
Net cash provided by operating activities	18,704	29,817
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(1,527,755)	(1,858,387)
Proceeds from sales of agency mortgage-backed securities	1,539,475	1,496,422
Receipt of principal payments on agency mortgage-backed securities	220,982	233,577
(Payments for) proceeds from derivatives and deposits, net	(104,830)	40,002
Other	45	(15)
Net cash provided by (used in) investing activities	127,917	(88,401)
Cash flows from financing activities:
(Repayments of) proceeds from repurchase agreements, net	(190,090)	85,401
Proceeds from issuance of common stock	48,811	688
Proceeds from issuance of preferred stock	28,995	899
Dividends paid	(26,366)	(31,322)
Net cash (used in) provided by financing activities	(138,650)	55,666
Net increase (decrease) in cash and cash equivalents	7,971	(2,918)
Cash and cash equivalents, beginning of period	26,713	21,614
Cash and cash equivalents, end of period	$34,684	$18,696
Supplemental cash flow information:
Cash payments for interest	$53,248	$36,327
Cash payments for taxes	$—	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2019 and December 31, 2018, approximately 98% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

January 1, 2019

The primary impact of the adoption of ASU No. 2016-02 was the recognition of lease liabilities and associated right-of-use assets, as a component of “Other liabilities” and “Other assets,” respectively, on the Company’s consolidated balance sheets as of June 30, 2019.  The adoption of ASU No. 2016-02 did not have an effect on the timing or amount of periodic lease expense recognized in net income.  The adoption of ASU No. 2016-02 did not have a material effect on the Company’s consolidated financial statements.

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

January 1, 2019

Hedge accounting pursuant to GAAP is an elective, rather than a required, accounting model.  The Company does not elect to apply hedge accounting.  The adoption of ASU No. 2017-12 did not have an effect on the Company’s consolidated financial statements.

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

January 1, 2020

As of June 30, 2019, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of June 30, 2019 and December 31, 2018, the Company had $3,414,580 and $3,982,106, respectively, of fair value in agency MBS classified as trading securities. As of June 30, 2019, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$34,007	$(17,876)	$79,206	$(73,220)
Agency MBS sold during the period	8,233	(3,005)	32,199	(36,006)
Total	$42,240	$(20,881)	$111,405	$(109,226)

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

As of June 30, 2019 and December 31, 2018, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2019	December 31, 2018
Pledged with agency MBS:
Repurchase agreements outstanding	$3,531,539	$3,721,629
Agency MBS collateral, at fair value (1)	3,726,291	3,931,232
Net amount (2)	194,752	209,603
Weighted-average rate	2.61%	2.72%
Weighted-average term to maturity	35.9 days	17.3 days

(1)

As of June 30, 2019, includes $511,225 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Weighted-average outstanding balance during the three months ended	$3,728,583	$3,619,483
Weighted-average rate during the three months ended	2.64%	1.96%
Weighted-average outstanding balance during the six months ended	$3,704,506	$3,675,051
Weighted-average rate during the six months ended	2.66%	1.80%

Long-Term Unsecured Debt

As of June 30, 2019 and December 31, 2018, the Company had $74,216 and $74,104, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,084 and $1,196, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2019			December 31, 2018
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	5.35%	6.75%	6.625%	5.19%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

To-Be-Announced Agency MBS Transactions, Including “Dollar Rolls”

In addition to interest rate hedging instruments that are used for interest rate risk management, the Company is a party to derivative instruments that economically serve as investments, such as forward commitments to purchase fixed-rate “pass-through” agency MBS on a non-specified pool basis, which are known as to-be-announced (“TBA”) securities. A TBA security is a forward commitment for the purchase or sale of a fixed-rate agency MBS at a predetermined price, face amount, issuer, coupon, and stated maturity for settlement on an agreed upon future date. The specific agency MBS that will be delivered to satisfy the TBA trade is not known at the inception of the trade. The specific agency MBS to be delivered is determined 48 hours prior to the settlement date. The Company accounts for TBA securities as derivative instruments because the Company cannot assert that it is probable at inception and throughout the term of an individual TBA commitment that its settlement will result in physical delivery of the underlying agency MBS, or the individual TBA commitment will not settle in the shortest time period possible.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,220	$—	$—	$(5,709)
10-year U.S. Treasury note futures	—	(88)	—	(1,250)
TBA commitments	5,023	(3,043)	438	—
Total	$6,243	$(3,131)	$438	$(6,959)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of June 30, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,675,000	1.64%	2.46%	0.82%	1.5	$369
3 to less than 7 years	500,000	1.67%	2.40%	0.73%	6.1	309
7 to less than 10 years	400,000	2.88%	2.52%	(0.36)%	9.4	439
10 or more years	25,000	2.96%	2.42%	(0.54)%	28.7	103
Total / weighted-average	$2,600,000	1.85%	2.46%	0.61%	3.9	$1,220

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.60%	1.07%	1.5	$(152)
3 to less than 7 years	325,000	2.00%	2.73%	0.73%	4.4	(432)
7 to less than 10 years	1,600,000	2.35%	2.70%	0.35%	8.5	(4,572)
10 or more years	125,000	3.02%	2.66%	(0.36)%	29.6	(553)
Total / weighted-average	$3,100,000	2.07%	2.67%	0.60%	6.6	$(5,709)

U.S. Treasury Note Futures

The Company’s 10-year U.S. Treasury note futures held as of June 30, 2019 are short positions with an aggregate notional amount of $155,000 that mature in September 2019. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying 10-year U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying 10-year U.S. Treasury note. As of December 31, 2018, the Company held short positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $320,000 with a maturity date in March 2019.

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

As of June 30, 2019 and December 31, 2018, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	June 30, 2019
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$300,000	$297,223	$297,625	$402
2.5% 30-year MBS sale commitments	(100,000)	(99,141)	(99,266)	(125)
3.0% 30-year MBS purchase commitments	550,000	552,039	554,383	2,344
3.0% 30-year MBS sale commitments	(350,000)	(351,324)	(352,789)	(1,465)
3.5% 30-year MBS purchase commitments	300,000	305,703	306,656	953
3.5% 30-year MBS sale commitments	(50,000)	(51,062)	(51,109)	(47)
4.0% 30-year MBS purchase commitments	300,000	309,699	310,078	379
4.0% 30-year MBS sale commitments	(300,000)	(310,164)	(310,094)	70
4.5% 30-year MBS purchase commitments	150,000	156,773	156,750	(23)
4.5% 30-year MBS sale commitments	(250,000)	(260,742)	(261,250)	(508)
Total TBA commitments, net	$550,000	$549,004	$550,984	$1,980

	December 31, 2018
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
5.0% 30-year MBS purchase commitments	$100,000	$103,750	$104,047	$297
5.0% 30-year MBS sale commitments	(100,000)	(104,188)	(104,047)	141
Total TBA commitments, net	$—	$(438)	$—	$438

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest rate derivatives:
Interest rate swaps:
Net interest income (1)	$3,769	$2,483	$8,516	$1,667
Unrealized (losses) gains, net	(18,759)	3,780	(82,250)	54,637
(Losses) gains realized upon early termination, net	(56,367)	10,314	(55,189)	20,483
Total interest rate swap (losses) gains, net	(71,357)	16,577	(128,923)	76,787
U.S. Treasury note futures, net	(7,021)	6,160	(13,725)	18,480
Options on U.S. Treasury note futures, net	76	—	76	—
Total interest rate derivative (losses) gains, net	(78,302)	22,737	(142,572)	95,267
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	1,995	6,742	3,415	13,385
Other gains (losses) on agency MBS commitments, net	7,235	(13,427)	14,880	(52,446)
Total gains (losses) on agency MBS commitments, net	9,230	(6,685)	18,295	(39,061)
Total derivative (losses) gains, net	$(69,072)	$16,052	$(124,277)	$56,206

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,850,000	$650,000	$—	$(900,000)	$2,600,000
10-year U.S. Treasury note futures	215,000	386,600	(340,000)	(106,600)	155,000
Sold call options on 10-year U.S. Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(500,000)	—	—
Commitments to purchase (sell) MBS, net	900,000	2,570,000	(2,920,000)	—	550,000

	For the Three Months Ended June 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,525,000	$300,000	$—	$(500,000)	$3,325,000
10-year U.S. Treasury note futures	850,000	900,000	(1,050,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,415,000	3,865,000	(4,180,000)	—	1,100,000

	For the Six Months Ended June 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$1,050,000	$—	$(1,550,000)	$2,600,000
10-year U.S. Treasury note futures	320,000	826,600	(730,000)	(261,600)	155,000
Sold call options on 10-year U.S. Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(500,000)	—	—
Commitments to purchase (sell) MBS, net	—	4,720,000	(4,170,000)	—	550,000

	For the Six Months Ended June 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$550,000	$—	$(825,000)	$3,325,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	1,850,000	(1,800,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,265,000	8,120,000	(8,285,000)	—	1,100,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	June 30, 2019	December 31, 2018
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$31,246	$54,883
U.S. Treasury note futures (cash initial margin)	—	6,169
Unsettled MBS trades and TBA commitments, net	1	—
Total cash collateral posted, net	$31,247	$61,052

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of June 30, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$1,220	$—	$1,220	$—	$—	$1,220
TBA commitments	5,023	—	5,023	(3,043)	—	1,980
Total derivative instruments	6,243	—	6,243	(3,043)	—	3,200
Total assets	$6,243	$—	$6,243	$(3,043)	$—	$3,200
Liabilities:
Derivative instruments:
10-year U.S. Treasury note futures	$88	$—	$88	$—	$—	$88
TBA commitments	3,043	—	3,043	(3,043)	—	—
Total derivative instruments	3,131	—	3,131	(3,043)	—	88
Repurchase agreements	3,531,539	—	3,531,539	(3,531,539)	—	—
Total liabilities	$3,534,670	$—	$3,534,670	$(3,534,582)	$—	$88

	As of December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$438	$—	$438	$—	$(438)	$—
Total derivative instruments	438	—	438	—	(438)	—
Total assets	$438	$—	$438	$—	$(438)	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$5,709	$—	$5,709	$—	$(5,709)	$—
10-year U.S. Treasury note futures	1,250	—	1,250	—	(1,250)	—
Total derivative instruments	6,959	—	6,959	—	(6,959)	—
Repurchase agreements	3,721,629	—	3,721,629	(3,721,629)	—	—
Total liabilities	$3,728,588	$—	$3,728,588	$(3,721,629)	$(6,959)	$—

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

Forward-settling purchases and sales of TBA securities – Forward-settling purchases and sales of TBA securities are classified within Level 2 of the fair value hierarchy. The fair value of each forward-settling TBA contract is measured using price estimates obtained from a third-party pricing service, which are based upon readily observable transaction prices occurring on the measurement date for forward-settling contracts to buy or sell TBA securities with the same guarantor, contractual maturity, and coupon rate for delivery on the same forward settlement date as the commitment under measurement.

Other

Long-term unsecured debt - As of June 30, 2019 and December 31, 2018, the carrying value of the Company’s long-term unsecured debt was $74,216 and $74,104, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $71,384 and $66,562 as of June 30, 2019 and December 31, 2018, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds – As of June 30, 2019 and December 31, 2018, the Company had investment in equity securities and investment funds measured at fair value of $6,026 and $6,115, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments).

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of June 30, 2019 and December 31, 2018, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 91 percent, 8 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2019
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,414,580	$—	$3,414,580	$—
Private-label MBS	26	—	—	26
Total MBS	3,414,606	—	3,414,580	26
Derivative assets	6,243	—	6,243	—
Derivative liabilities	(3,131)	(88)	(3,043)	—
Other assets	6,026	—	—	6,026
Total	$3,423,744	$(88)	$3,417,780	$6,052

	December 31, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,982,106	$—	$3,982,106	$—
Private-label MBS	24	—	—	24
Total MBS	3,982,130	—	3,982,106	24
Derivative assets	438	—	438	—
Derivative liabilities	(6,959)	(1,250)	(5,709)	—
Other assets	6,115	—	—	6,115
Total	$3,981,724	$(1,250)	$3,976,835	$6,139

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$5,904	$5,926	$6,139	$515
Investments in equity securities measured at fair value beginning January 1, 2018	—	—	—	5,362
Included in investment gain (loss), net	149	312	(7)	364
Purchases	—	—	—	—
Sales	—	—	—	—
Payments, net	(15)	(13)	(95)	(20)
Accretion of discount	14	10	15	14
Ending balance	$6,052	$6,235	$6,052	$6,235
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$149	$312	$(7)	$364

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

As of June 30, 2019, the Company had estimated net operating loss (“NOL”) carryforwards of $14,543 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards begin to expire in 2028. As of June 30, 2019, the Company had estimated net capital loss (“NCL”) carryforwards of $411,434 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $128,170 in 2019, $102,322 in 2020, $66,862 in 2021, $3,763 in 2022 and $110,317 in 2023. If the Company were to use its NOL carryforwards to offset taxable ordinary income and/or use its NCL carryforwards to offset net capital gains, the Company’s required income distribution as a REIT would be reduced accordingly.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that were not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT was repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is certain and will be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both. As of June 30, 2019 and December 31, 2018, the Company had an AMT credit carryforward of $9,132 included as a receivable in “other assets” on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of June 30, 2019 and December 31, 2018, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

On May 29, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for 2018.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within Arlington County.  The Company has not been assessed or paid any such BPOL tax prior to 2018.  The Company does not believe it is subject to the BPOL tax, and on June 28, 2018, the Company filed an administrative appeal with Arlington County. On August 1, 2018, the Company received a denial of its administrative appeal from Arlington County and, subsequently, the Company filed an administrative appeal with the Tax Commissioner of Virginia on September 27, 2018.  On June 21, 2019, the Company received a determination from the Tax Commissioner of Virginia stating that it believes the Company is engaged in a licensable privilege subject to the BPOL tax, however it stated that certain gross receipts of the Company are exempt from the BPOL tax.  The Tax Commissioner of Virginia requested that Arlington County adjust its BPOL tax assessment for 2018 to remove these certain gross receipts in the determination of the county’s assessment.  On July 18, 2019, the Company received a preliminary revised assessment of $436 from Arlington County for BPOL tax for 2018.  Also, on July 18, 2019, the Company received a preliminary assessment of $471 from Arlington County for BPOL tax for 2019. The Company intends to fully contest the 2018 and 2019 assessments. In addition, the tax years 2016 and 2017 remain subject to examination by Arlington County, although the county has previously informally indicated that it did not intend to pursue assessments for those years at such time. As of June 30, 2019, the Company does not believe that it is probable that is has incurred a BPOL tax liability.  As such, the Company has not recognized a BPOL tax liability or an associated expense in its consolidated financial statements for the current or prior periods.  If the Company were to become subject to the BPOL tax, the Company would be required to pay the full $907 of assessments for tax years 2018 and 2019 plus potential late penalty fees and interest charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2019	2018	2019	2018
Basic weighted-average common shares outstanding	36,533	28,210	34,803	28,204
Performance share units and unvested restricted stock	—	—	—	—
Diluted weighted-average common shares outstanding	36,533	28,210	34,803	28,204
Net loss attributable to common stock	$(24,299)	$(3,757)	$(6,983)	$(60,277)
Basic loss per common share	$(0.67)	$(0.13)	$(0.20)	$(2.14)
Diluted loss per common share	$(0.67)	$(0.13)	$(0.20)	$(2.14)

 The diluted loss per share for the three and six months ended June 30, 2019 did not include the antidilutive effect of 110,442 and 98,262 shares of unvested shares of restricted stock and performance share units, respectively. The diluted loss per share for the three and six months ended June 30, 2018 did not include the antidilutive effect of 252,962 and 242,925 shares of unvested shares of restricted stock and performance share units, respectively.

Note 10. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of June 30, 2019 and December 31, 2018, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock to date in 2019:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
June 30	$0.225	June 24	July 5	July 31
March 31	0.375	March 18	March 29	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2018:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.375	December 13	December 31	January 31, 2019
September 30	0.375	September 13	September 28	October 31
June 30	0.375	June 14	June 29	July 31
March 31	0.550	March 15	March 29	April 30

Common Equity Offerings

On February 22, 2019, the Company completed a public offering in which 6,000,000 shares of its Class A common stock were sold at a price of $8.16 per share for proceeds net of offering expenses of $48,827.

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

As of June 30, 2019, the Company had 11,302,160 shares of Class A common stock available for sale under the Amended Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the three and six months ended June 30, 2019 and the year ended December 31, 2018. As of June 30, 2019, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

On March 12, 2019, the Company completed an initial public offering in which 1,200,000 shares of its Series C Preferred Stock were issued to the public at a public offering price of $25.00 per share for proceeds net of underwriting discounts and commissions and expenses of $28,944.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of the Company’s common stock. Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared, beginning on June 30, 2019. The first dividend of $0.61875 per share, paid on July 1, 2019, was considered a long first dividend period from the original date of issuance. We have declared and paid all required quarterly dividends on the Company’s Series C Preferred Stock to date in 2019.

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

The following table provides information about the issuances of preferred stock under the preferred equity distribution agreements for the periods indicated:

Series B Preferred Stock Issuances	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Shares issued	3,444	47,304
Weighted average public offering price	$22.39	$24.75
Net proceeds (1)	$76	$1,137

(1)	Net of selling commissions and expenses.

As of June 30, 2019, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the Amended Series B Preferred Equity Distribution Agreement.

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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of June 30, 2019, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 2.01% as of June 30, 2019, a 40 basis point decrease from the prior quarter end.  Although the U.S. Treasury curve continues to remain relatively flat from a historical curve, the U.S. Treasury rate curve steepened during the second quarter as the spread between the 2-year and 10-year U.S. Treasury rate widened eleven basis points with the decline in the short-end outpacing the long-end of the interest rate curve.  The spread between 10-year U.S. Treasury rates and interest rate swaps widened five basis points during the second quarter of 2019 with the 10-year swap rate ending at 1.96% as of June 30, 2019.  During the second quarter of 2019, higher market volatility and other factors led to the spread between the market yield on agency MBS and benchmark interest rates widening modestly resulting in the pricing of agency MBS underperforming interest rate hedges.  In addition, lower mortgage rates have increased prepayment speed expectations of fixed-rate agency MBS.  As a result, pay-up premiums for fixed-rate agency MBS backed by specified pools of mortgage loans selected for their lower propensity for prepayment increased meaningfully during the second quarter of 2019.

The Federal Open Market Committee (“FOMC”) announced on June 19, 2019 that it would maintain the target federal funds rate at the current range of 2.25% to 2.50%.  In its statement, the FOMC stated it continues to view sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s symmetric 2% objective as the most likely outcomes, but uncertainties about this outlook have increased.  In light of these uncertainties and muted inflation pressures, the FOMC stated that it will closely monitor the implications of incoming information for the economic outlook and will act as appropriate to sustain the expansion, with a strong labor market and inflation near its symmetric 2% objective.  Market reaction to the FOMC commentary was an increased expectation of rate cuts in the target federal funds rate.  Based on federal fund futures prices, market participants currently expect that the FOMC will lower the target federal funds rate by approximately 75 basis points over the next six months.

Earlier in the year after its March 20, 2019 meeting, the FOMC also stated that it would modify its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.  More specifically, the FOMC stated that it intends to slow the pace of reduction of its holdings of U.S. Treasury securities through the end of September 2019 with the goal of generally maintaining its aggregate securities holdings thereafter;  however, the FOMC stated that it intends to continue to allow its holdings of agency MBS to decline with any principal payments from agency MBS reinvested in U.S. Treasury securities beginning in October 2019.  At its June 19, 2019 meeting, the FOMC reaffirmed its current path of balance sheet normalization.

During the second quarter of 2019, prepayment speeds in the fixed-rate 30-year residential mortgage market increased meaningfully from the prior quarter.  Prepayment speeds are expected to remain elevated in the near term in response to the decline in mortgage rates as a result of the decrease in the 10-year U.S. Treasury rate during 2019.  Housing prices continue to increase at a pace in excess of the rate of inflation as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 3.5% annual gain in April 2019.  Although year-over-year price gains remain positive, the recent pace of home price gains has continued a trend of broad-based price moderation toward historical long-term average home price appreciation.

The following table presents certain key market data as of the dates indicated:

	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	Change - Second Quarter 2019

30-Year FNMA Fixed Rate MBS (1)
3.0%	$96.80	$95.64	$97.36	$99.58	$100.80	$1.22
3.5%	99.45	98.39	99.83	101.39	102.20	0.81
4.0%	101.92	100.95	101.83	102.86	103.33	0.47
4.5%	104.08	103.14	103.45	104.17	104.48	0.31

U.S. Treasury Rates (UST)
2-year UST	2.53%	2.82%	2.49%	2.26%	1.75%	(0.51)
3-year UST	2.62%	2.88%	2.46%	2.21%	1.71%	(0.50)
5-year UST	2.74%	2.95%	2.51%	2.23%	1.77%	(0.46)
7-year UST	2.82%	3.02%	2.59%	2.31%	1.88%	(0.43)
10-year UST	2.86%	3.06%	2.69%	2.41%	2.01%	(0.40)
30-year UST	2.99%	3.21%	3.02%	2.82%	2.53%	(0.29)
2-year UST to 10-year UST spread	0.33	0.24	0.20	0.15	0.26	0.11

Interest Rate Swap Rates
2-year swap	2.81%	2.99%	2.66%	2.38%	1.81%	(0.57)
3-year swap	2.86%	3.05%	2.59%	2.31%	1.74%	(0.57)
5-year swap	2.89%	3.07%	2.57%	2.28%	1.77%	(0.51)
7-year swap	2.90%	3.09%	2.62%	2.32%	1.84%	(0.48)
10-year swap	2.93%	3.12%	2.71%	2.41%	1.96%	(0.45)
30-year swap	2.93%	3.13%	2.84%	2.58%	2.21%	(0.37)
2-year swap to 2-year UST spread	0.28	0.17	0.17	0.12	0.06	(0.06)
10-year swap to 10-year UST spread	0.07	0.06	0.02	-	(0.05)	(0.05)

London Interbank Offered Rates (LIBOR)
1-month LIBOR	2.09%	2.26%	2.50%	2.49%	2.40%	(0.09)
3-month LIBOR	2.34%	2.40%	2.81%	2.60%	2.32%	(0.28)

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

Fannie Mae and Freddie Mac commenced their “Single Security Initiative” on June 3, 2019.  The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac, under the direction of the Federal Housing Finance Committee, to develop a common MBS (referred to as a “Uniform MBS” or “UMBS”) to ultimately facilitate the combination of the separate TBA markets of each of the respective GSEs into a single, larger and more liquid market.  Existing Freddie Mac pass-through MBS have a 45-day delay remittance cycle, in which principal and interest payments are remitted to holders 45 days after such payments are due on the underlying mortgage loans, while Fannie Mae MBS have a 55-day delay remittance cycle.  As a means to conform existing Freddie Mac MBS to Fannie Mae MBS, beginning on May 7, 2019, Freddie Mac will offer holders of existing Freddie Mac MBS the option to exchange their 45-day delay MBS for a 55-day delay “mirror” MBS which is ultimately collateralized by the same pool of loans as the original 45-day delay MBS for which it was exchanged.  For each 45-day MBS that a holder elects to exchange, at the time of the exchange, Freddie Mac will provide an upfront cash payment to the holder as compensation for the prospective 10-day monthly payment delay.  We may elect to exchange some, or potentially all, of our existing Freddie Mac 45-day delay MBS for mirror 55-day delay MBS, depending upon our evaluation of the economics of the compensation payment, among other considerations.  Any exchanges of Freddie Mac MBS that we may ultimately elect to perform are not expected to materially impact our financial performance or operations.

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

Executive Summary

The following are some key financial highlights for the quarter ended June 30, 2019:

•

$7.80 per common share of book value as of June 30, 2019, a decrease of 10.3% from the prior quarter end, primarily driven by a net investment loss on the Company’s hedged investment portfolio due to the underperformance of the pricing of the Company’s agency MBS investments relative to its interest rate hedges due to MBS spread widening

•	$0.225 per common share dividend, resulting in an economic loss of 7.8% measured as the change in book value per common share plus dividends declared during the quarter
•	$0.67 per diluted common share of GAAP net loss
•	$0.23 per diluted common share of non-GAAP core operating income (1)
•	Net interest income of $6.6 million compared to $7.9 million in the first quarter of 2019, driven primarily by:
o	lower weighted average agency MBS asset yields (3.21% versus 3.36%) due primarily to an increase in prepayment rates (10.16% versus 7.55%, annualized), partially offset by
o	a 4 basis point decrease in weighted average short-term secured financing costs
•

Economic net interest income, which includes TBA dollar roll income and net interest income earned or expense incurred from interest rate swaps, of $12.3 million compared to $14.1 million in the first quarter of 2019 (1)

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Specified agency MBS	$3,414,580	$3,982,106
Net long agency TBA dollar roll positions (1)	550,984	—
Total agency investment portfolio	3,965,564	3,982,106
Private-label interest-only MBS	26	24
Total MBS investment portfolio	$3,965,590	$3,982,130

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $1,980 and $438 as of June 30, 2019 and December 31, 2018, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of June 30, 2019 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$388,090	$8,866	$396,956	$2,239	$399,195	$102.86	3.50%	5.0
4.0%	1,973,458	86,919	2,060,377	17,963	2,078,340	105.31	4.00%	5.4
4.5%	875,207	42,723	917,930	19,101	937,031	107.06	4.50%	4.8
5.5%	12	—	12	2	14	111.38	5.50%	5.5
Total/weighted-average	$3,236,767	$138,508	$3,375,275	$39,305	$3,414,580	$105.49	4.08%	5.2

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$1,616,831	$70,474	$1,687,305	$21,037	$1,708,342	$105.66	4.10%	5.3
Freddie Mac	1,619,936	68,034	1,687,970	18,268	1,706,238	105.33	4.05%	5.2
Total/weighted-average	$3,236,767	$138,508	$3,375,275	$39,305	$3,414,580	$105.49	4.08%	5.2

The actual constant prepayment rate for the Company’s agency MBS was 10.16% for the three months ended June 30, 2019. As of June 30, 2019, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 87% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of June 30, 2019 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
2.5% 30-year MBS purchase commitments	$300,000	$297,223	$297,625	$402
2.5% 30-year MBS sale commitments	(100,000)	(99,141)	(99,266)	(125)
3.0% 30-year MBS purchase commitments	550,000	552,039	554,383	2,344
3.0% 30-year MBS sale commitments	(350,000)	(351,324)	(352,789)	(1,465)
3.5% 30-year MBS purchase commitments	300,000	305,703	306,656	953
3.5% 30-year MBS sale commitments	(50,000)	(51,062)	(51,109)	(47)
4.0% 30-year MBS purchase commitments	300,000	309,699	310,078	379
4.0% 30-year MBS sale commitments	(300,000)	(310,164)	(310,094)	70
4.5% 30-year MBS purchase commitments	150,000	156,773	156,750	(23)
4.5% 30-year MBS sale commitments	(250,000)	(260,742)	(261,250)	(508)
Total net long agency TBA dollar roll positions	$550,000	$549,004	$550,984	$1,980

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of June 30, 2019, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of June 30, 2019 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$1,675,000	1.64%	2.46%	0.82%	1.5
3 to less than 7 years	500,000	1.67%	2.40%	0.73%	6.1
7 to less than 10 years	400,000	2.88%	2.52%	(0.36)%	9.4
10 or more years	25,000	2.96%	2.42%	(0.54)%	28.7
Total / weighted-average	$2,600,000	1.85%	2.46%	0.61%	3.9

In addition to interest rate swap agreements, the Company also has exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts in September 2019, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about the Company’s outstanding U.S. Treasury note futures contracts as of June 30, 2019 is as follows (dollars in thousands):

	Maturity Date	Notional Amount
10-year U.S. Treasury note futures	September 2019	$155,000

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

Three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018

The following table presents the net income (loss) available (attributable) to common stock reported for the three and six months ended June 30, 2019 and 2018, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$32,717	$30,055	$66,549	$60,915
Interest expense	26,135	19,193	52,050	35,749
Net interest income	6,582	10,862	14,499	25,166
Investment advisory fee income	—	—	250	—
Investment loss, net	(26,683)	(4,516)	(12,880)	(52,655)
General and administrative expenses	(3,424)	(3,461)	(7,800)	(7,758)
(Loss) income before income taxes	(23,525)	2,885	(5,931)	(35,247)
Income tax provision	—	6,493	—	24,744
Net loss	(23,525)	(3,608)	(5,931)	(59,991)
Dividend on preferred stock	(774)	(149)	(1,052)	(286)
Net loss attributable to common stock	$(24,299)	$(3,757)	$(6,983)	$(60,277)
Diluted loss per common share	$(0.67)	$(0.13)	$(0.20)	$(2.14)
Weighted-average diluted common shares outstanding	36,533	28,210	34,803	28,204

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $4.3 million, or 39.4%, from $10.9 million for the three months ended June 30, 2018 to $6.6 million for the three months ended June 30, 2019 and decreased $10.7 million, or 42.5%, from $25.2 million for the six months ended June 30, 2018 to $14.5 million for the six months ended June 30, 2019.

The decrease from the comparative periods is primarily attributable to:

•

a 68 and 86 basis point increase for the three and six months ended June 30, 2019, respectively, in the average interest costs of our short-term secured financing arrangements due primarily to increases in prevailing benchmark short-term interest rates, partially offset by

•

a 21 and 29 basis point increase for the three and six months ended June 30, 2019, respectively, in the average asset yields of our specified agency MBS due to reinvestments from portfolio repositioning and monthly paydowns into higher current investment yields as a result of a rise in long-term interest rates and widening agency MBS spreads as well as a modest reduction in prepayment rates.

The components of GAAP net interest income from our MBS portfolio is summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,025,014	$32,275	3.21%	$3,993,901	$29,940	3.00%
Other	—	442		—	115
	$4,025,014	32,717	3.25%	$3,993,901	30,055	3.01%
Short-term secured debt	$3,728,583	(24,866)	(2.64)%	$3,619,483	(17,936)	(1.96)%
Long-term unsecured debt	74,197	(1,269)	(6.84)%	73,973	(1,257)	(6.80)%
	$3,802,780	(26,135)	(2.72)%	$3,693,456	(19,193)	(2.06)%
Net interest income/spread (1)		$6,582	0.61%		$10,862	1.05%
Net interest margin (1)			0.78%			1.21%

	Six Months Ended June 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,011,527	$65,845	3.28%	$4,061,987	$60,665	2.99%
Other	—	704		—	250
	$4,011,527	66,549	3.32%	$4,061,987	60,915	3.00%
Short-term secured debt	$3,704,506	(49,509)	(2.66)%	$3,675,051	(33,261)	(1.80)%
Long-term unsecured debt	74,169	(2,541)	(6.85)%	73,945	(2,488)	(6.73)%
	$3,778,675	(52,050)	(2.74)%	$3,748,996	(35,749)	(1.90)%
Net interest income/spread (1)		$14,499	0.66%		$25,166	1.20%
Net interest margin (1)			0.85%			1.36%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	vs.			vs.
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$2,102	$233	$2,335	$5,934	$(754)	$5,180
Other	327	—	327	454	—	454
Short-term secured debt	(6,389)	(541)	(6,930)	(15,982)	(266)	(16,248)
Long-term unsecured debt	(8)	(4)	(12)	(45)	(8)	(53)
	$(3,968)	$(312)	$(4,280)	$(9,639)	$(1,028)	$(10,667)

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,025,014	$32,275	3.21%	$3,993,901	$29,940	3.00%
TBA dollar rolls (1)	947,965	1,995	0.84%	1,412,914	6,742	1.91%
Other	—	442		—	115
Short-term secured debt	3,728,583	(24,866)	(2.64)%	3,619,483	(17,936)	(1.96)%
Interest rate swaps (2)	2,895,663	3,769	0.52%	3,415,591	2,483	0.29%
Long-term unsecured debt	74,197	(1,269)	(6.84)%	73,973	(1,257)	(6.80)%
Economic net interest income/margin (3)		$12,346	1.10%		$20,087	1.58%

	Six Months Ended June 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$4,011,527	$65,845	3.28%	$4,061,987	$60,665	2.99%
TBA dollar rolls (1)	743,425	3,415	0.92%	1,427,480	13,385	1.88%
Other	—	704		—	250
Short-term secured debt	3,704,506	(49,509)	(2.66)%	3,675,051	(33,261)	(1.80)%
Interest rate swaps (2)	2,995,537	8,516	0.57%	3,507,796	1,667	0.10%
Long-term unsecured debt	74,169	(2,541)	(6.85)%	73,945	(2,488)	(6.73)%
Economic net interest income/margin (3)		$26,430	1.22%		$40,218	1.56%

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

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	vs.			vs.
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$2,102	$233	$2,335	$5,934	$(754)	$5,180
TBA dollar rolls	(2,528)	(2,219)	(4,747)	(3,556)	(6,414)	(9,970)
Other	327	—	327	454	—	454
Short-term secured debt	(6,389)	(541)	(6,930)	(15,982)	(266)	(16,248)
Interest rate swaps	1,664	(378)	1,286	7,092	(243)	6,849
Long-term unsecured debt	(8)	(4)	(12)	(45)	(8)	(53)
	$(4,832)	$(2,909)	$(7,741)	$(6,103)	$(7,685)	$(13,788)

Economic net interest income for the three and six months ended June 30, 2019 decreased relative to the comparative periods from the prior year due primarily to:

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

Investment Advisory Fee Income

We formed a wholly-owned subsidiary, Rock Creek Investment Advisors, LLC (“Rock Creek”), which was approved as a registered investment adviser and is regulated under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in the fourth quarter of 2018 and commenced operations in December 2018.  Rock Creek provides investment advisory services to institutional clients on a separate account basis by investing primarily in agency MBS. Rock Creek earns investment management fee income based upon a percentage of the capital funded by a client to its separate managed account. During the six months ended June 30, 2019, we recognized $0.3 million in investment advisory fee income. No investment advisory fee income was recognized during the three months ended June 30, 2019.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gains (losses) on trading investments, net	$42,239	$(20,892)	$111,407	$(109,235)
TBA and specified agency MBS commitments, net:
TBA dollar roll income	1,995	6,742	3,415	13,385
Other gains (losses) from TBA and specified agency MBS commitments, net	7,235	(13,427)	14,880	(52,446)
Total gains (losses) on TBA and specified agency MBS commitments, net	9,230	(6,685)	18,295	(39,061)
Interest rate derivatives:
Net interest income on interest rate swaps	3,769	2,483	8,516	1,667
Other (losses) gains from interest rate derivative instruments, net	(82,071)	20,254	(151,088)	93,600
Total (losses) gains on interest rate derivatives, net	(78,302)	22,737	(142,572)	95,267
Other, net	150	324	(10)	374
Investment loss, net	$(26,683)	$(4,516)	$(12,880)	$(52,655)

During the three and six months ended June 30, 2019 and 2018, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 2.9%, from $3.5 million for the three months ended June 30, 2018 to $3.4 million for the three months ended June 30, 2019. General and administrative expenses remained at $7.8 million for the six months ended June 30, 2019 and 2018.

Compensation and benefits expense increased by $0.1 million, or 4.8%, from $2.1 million for the three months ended June 30, 2018 to $2.2 million for the three months ended June 30, 2019. Compensation and benefits expense increased by $0.2 million, or 3.9%, from the $5.1 million for the six months ended June 30, 2018 to $5.3 million for the six months ended June 30, 2019.

Other general and administrative expenses decreased by $0.2 million, or 14.3%, from $1.4 million for the three months ended June 30, 2018 to $1.2 million for the three months ended June 30, 2019. Other general and administrative expenses decreased by $0.2 million, or 7.4%, from the $2.7 million for the six months ended June 30, 2018 to $2.5 million for the six months ended June 30, 2019.

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

From time to time, we may enter into forward-settling TBA agency MBS sale commitments (known as a “net short” TBA position) as a means of economically hedging a portion of the interest rate sensitivity of our agency MBS investment portfolio.  When we delay (or “roll”) the settlement of a net short TBA position, the price discount of the forward-settling sale relative to the contemporaneously executed spot purchase results in an implied net interest expense (i.e., “dollar roll expense”).  In our presentation of non-GAAP core operating income, we present TBA dollar roll income net of any implied net interest expense that resulted from rolling the settlement of net short TBA positions.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and six months ended June 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net interest income	$6,582	$10,862	$14,499	$25,166
TBA dollar roll income	1,995	6,742	3,415	13,385
Interest rate swap net interest income	3,769	2,483	8,516	1,667
Economic net interest income	12,346	20,087	26,430	40,218
Investment advisory fee income	—	—	250	—
Core general and administrative expenses	(3,207)	(3,162)	(6,810)	(7,008)
Preferred stock dividend	(774)	(149)	(1,052)	(286)
Non-GAAP core operating income	$8,365	$16,776	$18,818	$32,924

Non-GAAP core operating income per diluted common share	$0.23	$0.59	$0.54	$1.16
Weighted average diluted common shares outstanding	36,644	28,463	34,901	28,447

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP (loss) income before income taxes	$(23,525)	$2,885	$(5,931)	$(35,247)
Add (less):
Total investment loss, net	26,683	4,516	12,880	52,655
Stock-based compensation expense	217	299	990	750
Preferred stock dividend	(774)	(149)	(1,052)	(286)
Add back:
TBA dollar roll income	1,995	6,742	3,415	13,385
Interest rate swap net interest income	3,769	2,483	8,516	1,667
Non-GAAP core operating income	$8,365	$16,776	$18,818	$32,924

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

As of June 30, 2019, our debt-to-equity leverage ratio was 11.1 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio. Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e., repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of June 30, 2019, our “at risk” short-term recourse financing to investable capital ratio was 9.1 to 1.

Cash Flows

As of June 30, 2019, our cash and cash equivalents totaled $34.7 million, representing a net increase of $8.0 million from $26.7 million as of December 31, 2018. Cash provided by operating activities of $18.7 million during the six months ended June 30, 2019 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $127.9 million during the six months ended June 30, 2019 was primarily generated by sales of agency MBS and receipt of principal payments from agency MBS partially offset by purchases of new agency MBS and net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $138.6 million during the six months ended June 30, 2019 was primarily generated by repayments of repurchase agreements used to finance a portion of our MBS investment portfolio and dividend payments to stockholders partially offset by proceeds received from issuance of common and preferred stock.

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

As of June 30, 2019, liquid assets consisted primarily of cash and cash equivalents of $34.7 million and unencumbered agency MBS of $121.4 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Debt Capital

Long-Term Unsecured Debt

As of June 30, 2019, we had $74.2 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.1 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of June 30, 2019 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of June 30, 2019 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of June 30, 2019 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

June 30, 2019
Repurchase agreements outstanding	$3,531,539
Agency MBS collateral, at fair value (1)	3,726,291
Net amount (2)	194,752
Weighted-average rate	2.61%
Weighted-average term to maturity	35.9 days
Maximum amount outstanding at any month-end during the period	$3,964,127

(1)

As of June 30, 2019, includes $511,225 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of June 30, 2019, we had outstanding repurchase agreement balances with 15 counterparties and have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of June 30, 2019, no more than 6.4% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 26.3% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of June 30, 2019:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	9	64.9%
Europe	2	14.0%
Asia	4	21.1%
	15	100.0%

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

Interest Rate Hedging Instruments

We exchange cash variation margin with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. However, the futures commission merchants (“FCMs”) through which we conduct trading of our cleared and exchanged-traded hedging instruments may require incremental initial margin in excess of the clearinghouse’s requirement. The clearing exchanges have the sole discretion to determine the value of our hedging instruments, for the purpose of setting initial and variation margin requirements or otherwise.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our hedging agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our hedging agreements could result in a material adverse change in our liquidity position.

As of June 30, 2019, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount and corresponding margin held in collateral deposit with the custodian (dollars in thousands):

	June 30, 2019
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$2,600,000	$31,246
10-year U.S. Treasury note futures	155,000	—

The FCMs through which we conduct trading of our hedging instruments may limit their exposure to us (due to an inherent one business day lag in the variation margin exchange process) by applying a maximum “ceiling” on their level of risk, either overall and/or by instrument type.  The FCMs generally use the amount of initial margin that we have posted with them as a measure of their level of risk exposure to us.  We currently have FCM relationships with four large financial institutions.  To date, among our four FCM arrangements, we have had sufficient excess capacity above and beyond what we believe to be a sufficient and appropriate hedge position.  However, if our FCMs substantially lowered their risk exposure thresholds, we could experience a material adverse change in our liquidity position and our ability to hedge appropriately.

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

Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the six months ended June 30, 2019, there were no issuances of common stock under the common equity distribution agreements.

As of June 30, 2019, we had 11,302,160 shares of Class A common stock available for sale under the Amended Equity Distribution Agreements.

Preferred Stock

As of June 30, 2019, we had Series B Preferred Stock outstanding with a liquidation preference of $8,851.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date in 2019.

As of June 30, 2019, we had Series C Preferred Stock outstanding with a liquidation preference of $30,000.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of the Company’s common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared, beginning on June 30, 2019. The first dividend of $0.61875 per share was paid on July 1, 2019 was considered a long first dividend period from the original date of issuance. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date in 2019.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the period indicated (dollars in thousands):

Series B Preferred Stock Issuances	Six Months Ended June 30, 2019
Shares issued	3,444
Weighted average public offering price	$22.39
Net proceeds (1)	$76

(1)	Net of selling commissions and expenses.

As of June 30, 2019, we had 1,645,961 shares of Series B Preferred stock available for sale under the Amended Series B Preferred Equity Distribution Agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of June 30, 2019 and December 31, 2018, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of June 30, 2019 and December 31, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2019
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$3,414,580	$3,363,305	$3,448,136
TBA commitments	1,980	(10,941)	11,006
10-year U.S. Treasury note futures	(88)	6,003	(6,179)
Interest rate swaps	1,220	47,664	(45,224)
Equity available to common stock	285,438	273,778	275,485
Book value per common share	$7.80	$7.48	$7.53
Book value per common share percent change		(4.15)%	(3.51)%

	June 30, 2019
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$3,414,580	$3,293,357	$3,473,745
TBA commitments	1,980	(27,646)	16,761
10-year U.S. Treasury note futures	(88)	12,095	(12,271)
Interest rate swaps	1,220	94,108	(91,668)
Equity available to common stock	285,438	239,660	254,313
Book value per common share	$7.80	$6.55	$6.95
Book value per common share percent change		(16.06)%	(10.94)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.5 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of June 30, 2019.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2019
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$3,414,580	$3,398,950	$3,430,210
TBA commitments	1,980	(914)	4,874
Equity available to common stock	285,438	266,914	303,962
Book value per common share	$7.80	$7.30	$8.31
Book value per common share percent change		(6.49)%	6.49%

	June 30, 2019
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$3,414,580	$3,375,505	$3,453,655
TBA commitments	1,980	(5,254)	9,215
Equity available to common stock	285,438	239,129	331,748
Book value per common share	$7.80	$6.54	$9.07
Book value per common share percent change		(16.22)%	16.22%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.03

Articles of Amendment to the Amended and Restated Articles of Incorporation of Arlington Asset Investment Corp. designating the Company’s 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed on March 11, 2019).

3.04

Articles of Amendment to the Amended and Restated Articles of Incorporation of Arlington Asset Investment Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2019).

Exhibit Number	Exhibit Title
3.05	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).

3.06	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 4, 2015).

3.07	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

3.08	Amendment No. 3 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).

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

10.01

Retirement and Consulting Agreement dated June 6, 2019, by and between Arlington Asset Investment Corp. and Eric F. Billings (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2019).

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2019 and 2018 and for the Three Months Ended June 30, 2019 and 2018; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 9, 2019