Form 10-Q
period 2019-09-30
Arlington Asset Investment Corp.
filed 2019-11-08
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34374

ARLINGTON ASSET INVESTMENT CORP.

(Exact name of Registrant as specified in its charter)

Virginia	54-1873198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6862 Elm Street, Suite 320 McLean, VA	22101
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AI	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AI PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AI PrC	NYSE

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2019:

Title	Outstanding
Class A Common Stock	36,755,387 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$12,129	$26,713
Interest receivable	11,684	13,349
Mortgage-backed securities, at fair value
Agency	4,013,161	3,982,106
Private-label	25	24
Derivative assets, at fair value	675	438
Deposits	43,298	61,052
Other assets	18,566	15,768
Total assets	$4,099,538	$4,099,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,697,906	$3,721,629
Interest payable	3,356	4,646
Accrued compensation and benefits	3,502	3,732
Dividend payable	8,397	11,736
Derivative liabilities, at fair value	724	6,959
Other liabilities	3,204	2,200
Long-term unsecured debt	74,272	74,104
Total liabilities	3,791,361	3,825,006
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 354,039 and 350,595 shares issued and outstanding, respectively (liquidation preference of $8,851 and $8,765, respectively)	8,283	8,245
Series C Preferred stock, $0.01 par value, 1,200,000 and -0- shares issued and outstanding, respectively (liquidation preference of $30,000 and $-0-, respectively)	28,944	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 36,755,387 and 30,497,998 shares issued and outstanding, respectively	368	305
Additional paid-in capital	2,048,423	1,997,876
Accumulated deficit	(1,777,841)	(1,731,982)
Total stockholders’ equity	308,177	274,444
Total liabilities and stockholders’ equity	$4,099,538	$4,099,450

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Agency mortgage-backed securities	$28,455	$32,679	$94,300	$93,344
Private-label mortgage-backed securities	4	2	19	16
Other	215	183	904	419
Total interest income	28,674	32,864	95,223	93,779
Interest expense
Short-term secured debt	22,721	21,265	72,230	54,526
Long-term unsecured debt	1,261	1,261	3,802	3,749
Total interest expense	23,982	22,526	76,032	58,275
Net interest income	4,692	10,338	19,191	35,504
Investment advisory fee income	—	—	250	—
Investment loss, net
Gain (loss) on trading investments, net	16,890	(37,878)	128,297	(147,113)
(Loss) gain from derivative instruments, net	(25,353)	35,620	(149,630)	91,826
Other, net	232	1	222	375
Total investment loss, net	(8,231)	(2,257)	(21,111)	(54,912)
General and administrative expenses
Compensation and benefits	2,833	2,833	8,182	7,934
Other general and administrative expenses	1,365	1,121	3,816	3,778
Total general and administrative expenses	4,198	3,954	11,998	11,712
(Loss) income before income taxes	(7,737)	4,127	(13,668)	(31,120)
Income tax provision	—	9,628	—	34,372
Net loss	(7,737)	(5,501)	(13,668)	(65,492)
Dividend on preferred stock	(774)	(151)	(1,826)	(437)
Net loss attributable to common stock	$(8,511)	$(5,652)	$(15,494)	$(65,929)
Basic loss per common share	$(0.23)	$(0.19)	$(0.44)	$(2.31)
Diluted loss per common share	$(0.23)	$(0.19)	$(0.44)	$(2.31)
Weighted-average common shares outstanding (in thousands)
Basic	36,572	29,382	35,399	28,601
Diluted	36,572	29,382	35,399	28,601

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2017	303,291	$7,108	—	$—	28,140,721	$281	$1,974,941	$(1,596,013)	$386,317
Net loss	—	—	—	—	—	—	—	(56,383)	(56,383)
Issuance of Class A common stock	—	—	—	—	—	—	(23)	—	(23)
Issuance of preferred stock	19,431	459	—	—	—	—	—	—	459
Cumulative-effect of accounting change (see Note 7)	—	—	—	—	—	—	—	4,059	4,059
Stock-based compensation	—	—	—	—	—	—	451	—	451
Dividends declared	—	—	—	—	—	—	—	(15,875)	(15,875)
Balances, March 31, 2018	322,722	$7,567	—	$—	28,140,721	$281	$1,975,369	$(1,664,212)	$319,005
Net loss	—	—	—	—	—	—	—	(3,608)	(3,608)
Issuance of Class A common stock	—	—	—	—	66,989	1	710	—	711
Issuance of preferred stock	18,030	440	—	—	—	—	—	—	440
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(6,011)	—	(67)	—	(67)
Stock-based compensation	—	—	—	—	—	—	297	—	297
Dividends declared	—	—	—	—	—	—	—	(10,311)	(10,311)
Balances, June 30, 2018	340,752	$8,007	—	$—	28,201,699	$282	$1,976,309	$(1,678,131)	$306,467
Net loss	—	—	—	—	—	—	—	(5,501)	(5,501)
Issuance of Class A common stock	—	—	—	—	2,007,216	20	20,357	—	20,377
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	164,585	1	123	—	124
Issuance of preferred stock	5,404	131	—	—	—	—	—	—	131
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(27,854)	—	(260)	—	(260)
Stock-based compensation	—	—	—	—	—	—	752	—	752
Dividends declared	—	—	—	—	—	—	—	(11,400)	(11,400)
Balances, September 30, 2018	346,156	$8,138	—	$—	30,345,646	$303	$1,997,281	$(1,695,032)	$310,690

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (continued)

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2018	350,595	$8,245	—	$—	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444
Net income	—	—	—	—	—	—	—	17,594	17,594
Issuance of Class A common stock	—	—	—	—	6,000,000	60	48,750	—	48,810
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	74,619	1	(1)	—	—
Issuance of preferred stock	2,035	45	1,200,000	28,880	—	—	—	—	28,925
Stock-based compensation	—	—	—	—	—	—	773	—	773
Dividends declared	—	—	—	—	—	—	—	(14,135)	(14,135)
Balances, March 31, 2019	352,630	$8,290	1,200,000	$28,880	36,572,617	$366	$2,047,398	$(1,728,523)	$356,411
Net loss	—	—	—	—	—	—	—	(23,525)	(23,525)
Issuance of Class A common stock	—	—	—	—	—	—	1	—	1
Issuance of preferred stock	1,409	6	—	64	—	—	—	—	70
Stock-based compensation	—	—	—	—	—	—	217	—	217
Dividends declared	—	—	—	—	—	—	—	(8,885)	(8,885)
Balances, June 30, 2019	354,039	$8,296	1,200,000	$28,944	36,572,617	$366	$2,047,616	$(1,760,933)	$324,289
Net loss	—	—	—	—	—	—	—	(7,737)	(7,737)
Issuance of Class A common stock	—	—	—	—	—	—	(9)	—	(9)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	219,395	2	107	—	109
Issuance of preferred stock	—	(13)	—	—	—	—	—	—	(13)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(36,625)	—	(204)	—	(204)
Stock-based compensation	—	—	—	—	—	—	913	—	913
Dividends declared	—	—	—	—	—	—	—	(9,171)	(9,171)
Balances, September 30, 2019	354,039	$8,283	1,200,000	$28,944	36,755,387	$368	$2,048,423	$(1,777,841)	$308,177

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,668)	$(65,492)
Adjustments to reconcile net loss to net cash provided by operating activities
Investment loss, net	21,111	54,912
Net premium amortization on mortgage-backed securities	20,500	24,580
Deferred tax provision	—	34,372
Other	1,991	1,476
Changes in operating assets
Interest receivable	1,665	(2,272)
Other assets	(351)	(153)
Changes in operating liabilities
Interest payable and other liabilities	(2,223)	84
Accrued compensation and benefits	(230)	(1,350)
Net cash provided by operating activities	28,795	46,157
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(3,657,454)	(2,699,857)
Proceeds from sales of agency mortgage-backed securities	3,365,166	1,815,796
Receipt of principal payments on agency mortgage-backed securities	369,029	367,356
(Payments for) proceeds from derivatives and deposits, net	(138,792)	76,232
Other	31	29
Net cash used in investing activities	(62,020)	(440,444)
Cash flows from financing activities:
(Repayments of) proceeds from repurchase agreements, net	(23,723)	425,070
Proceeds from issuance of common stock	48,804	21,065
Proceeds from issuance of preferred stock	28,982	1,030
Dividends paid	(35,422)	(42,293)
Net cash provided by financing activities	18,641	404,872
Net (decrease) increase in cash and cash equivalents	(14,584)	10,585
Cash and cash equivalents, beginning of period	26,713	21,614
Cash and cash equivalents, end of period	$12,129	$32,199
Supplemental cash flow information:
Cash payments for interest	$77,154	$58,284
Cash payments for taxes	$—	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2019 and December 31, 2018, approximately 96% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

January 1, 2019

The primary impact of the adoption of ASU No. 2016-02 was the recognition of lease liabilities and associated right-of-use assets, as a component of “Other liabilities” and “Other assets,” respectively, on the Company’s consolidated balance sheets as of September 30, 2019.  The adoption of ASU No. 2016-02 did not have an effect on the timing or amount of periodic lease expense recognized in net income.  The adoption of ASU No. 2016-02 did not have a material effect on the Company’s consolidated financial statements.

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

January 1, 2020

As of September 30, 2019, all of the Company’s investments in debt securities are classified as trading securities. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of September 30, 2019 and December 31, 2018, the Company had $4,013,161 and $3,982,106, respectively, of fair value in agency MBS classified as trading securities. As of September 30, 2019, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$12,576	$(29,744)	$62,220	$(103,536)
Agency MBS sold during the period	4,315	(8,113)	66,076	(43,547)
Total	$16,891	$(37,857)	$128,296	$(147,083)

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

As of September 30, 2019 and December 31, 2018, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2019	December 31, 2018
Pledged with agency MBS:
Repurchase agreements outstanding	$3,697,906	$3,721,629
Agency MBS collateral, at fair value	3,891,308	3,931,232
Net amount (1)	193,402	209,603
Weighted-average rate	2.35%	2.72%
Weighted-average term to maturity	22.2 days	17.3 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Weighted-average outstanding balance during the three months ended	$3,609,519	$3,841,280
Weighted-average rate during the three months ended	2.46%	2.17%
Weighted-average outstanding balance during the nine months ended	$3,672,844	$3,730,460
Weighted-average rate during the nine months ended	2.59%	1.93%

Long-Term Unsecured Debt

As of September 30, 2019 and December 31, 2018, the Company had $74,272 and $74,104, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,028 and $1,196, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2019			December 31, 2018
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	5.05%	6.75%	6.625%	5.19%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$269	$(44)	$—	$(5,709)
10-year U.S. Treasury note futures	—	—	—	(1,250)
TBA commitments	406	(680)	438	—
Total	$675	$(724)	$438	$(6,959)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$2,175,000	1.73%	2.19%	0.46%	1.7	$157
3 to less than 7 years	500,000	1.62%	2.12%	0.50%	6.3	68
7 to less than 10 years	300,000	2.85%	2.16%	(0.69)%	9.3	33
10 or more years	25,000	2.96%	2.16%	(0.80)%	28.5	(33)
Total / weighted-average	$3,000,000	1.83%	2.17%	0.34%	3.4	$225

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.60%	1.07%	1.5	$(152)
3 to less than 7 years	325,000	2.00%	2.73%	0.73%	4.4	(432)
7 to less than 10 years	1,600,000	2.35%	2.70%	0.35%	8.5	(4,572)
10 or more years	125,000	3.02%	2.66%	(0.36)%	29.6	(553)
Total / weighted-average	$3,100,000	2.07%	2.67%	0.60%	6.6	$(5,709)

U.S. Treasury Note Futures

The Company may purchase or sell exchange-traded U.S. Treasury note futures with the objective of economically hedging a portion of its interest rate risk. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note.

As of September 30, 2019, the Company held no U.S. Treasury note futures. As of December 31, 2018, the Company held short positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $320,000 with a maturity date in March 2019.

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

As of September 30, 2019 and December 31, 2018, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	September 30, 2019
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$100,000	$100,273	$99,593	$(680)
3.0% 30-year MBS purchase commitments	100,000	101,547	101,563	16
3.0% 30-year MBS sale commitments	(100,000)	(101,953)	(101,563)	390
Total TBA commitments, net	$100,000	$99,867	$99,593	$(274)

	December 31, 2018
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
5.0% 30-year MBS purchase commitments	$100,000	$103,750	$104,047	$297
5.0% 30-year MBS sale commitments	(100,000)	(104,188)	(104,047)	141
Total TBA commitments, net	$—	$(438)	$—	$438

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate derivatives:
Interest rate swaps:
Net interest income (1)	$4,445	$2,295	$12,961	$3,962
Unrealized (losses) gains, net	(18,087)	11,386	(100,337)	66,023
(Losses) gains realized upon early termination, net	(11,992)	17,567	(67,181)	38,050
Total interest rate swap (losses) gains, net	(25,634)	31,248	(154,557)	108,035
U.S. Treasury note futures, net	(2,696)	8,691	(16,421)	27,171
Options on U.S. Treasury note futures, net	—	—	76	—
Total interest rate derivative (losses) gains, net	(28,330)	39,939	(170,902)	135,206
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	923	4,604	4,338	17,989
Other gains (losses) on agency MBS commitments, net	2,054	(8,923)	16,934	(61,369)
Total gains (losses) on agency MBS commitments, net	2,977	(4,319)	21,272	(43,380)
Total derivative (losses) gains, net	$(25,353)	$35,620	$(149,630)	$91,826

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,600,000	$750,000	$(250,000)	$(100,000)	$3,000,000
2-year U.S. Treasury note futures	—	139,000	(139,000)	—	—
10-year U.S. Treasury note futures	155,000	—	(155,000)	—	—
Commitments to purchase (sell) MBS, net	550,000	900,000	(1,350,000)	—	100,000

	For the Three Months Ended September 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,325,000	$750,000	$—	$(600,000)	$3,475,000
10-year U.S. Treasury note futures	700,000	700,000	(700,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,100,000	3,050,000	(3,400,000)	—	750,000

	For the Nine Months Ended September 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$1,800,000	$(250,000)	$(1,650,000)	$3,000,000
2-year U.S. Treasury note futures	—	139,000	(139,000)	—	—
10-year U.S. Treasury note futures	320,000	826,600	(885,000)	(261,600)	—
Sold call options on 10-year U.S. Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(500,000)	—	—
Commitments to purchase (sell) MBS, net	—	5,620,000	(5,520,000)	—	100,000

	For the Nine Months Ended September 30, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$1,300,000	$—	$(1,425,000)	$3,475,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	2,550,000	(2,500,000)	—	700,000
Commitments to purchase (sell) MBS, net	1,265,000	11,170,000	(11,685,000)	—	750,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	September 30, 2019	December 31, 2018
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$42,506	$54,883
U.S. Treasury note futures (cash initial margin)	—	6,169
Unsettled MBS trades and TBA commitments, net	792	—
Total cash collateral posted, net	$43,298	$61,052

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of September 30, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$269	$—	$269	$(44)	$—	$225
TBA commitments	406	—	406	—	—	406
Total derivative instruments	675	—	675	(44)	—	631
Total assets	$675	$—	$675	$(44)	$—	$631
Liabilities:
Derivative instruments:
Interest rate swaps	$44	$—	$44	$(44)	$—	$—
TBA commitments	680	—	680	—	(680)	—
Total derivative instruments	724	—	724	(44)	(680)	—
Repurchase agreements	3,697,906	—	3,697,906	(3,697,906)	—	—
Total liabilities	$3,698,630	$—	$3,698,630	$(3,697,950)	$(680)	$—

	As of December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$438	$—	$438	$—	$(438)	$—
Total derivative instruments	438	—	438	—	(438)	—
Total assets	$438	$—	$438	$—	$(438)	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$5,709	$—	$5,709	$—	$(5,709)	$—
10-year U.S. Treasury note futures	1,250	—	1,250	—	(1,250)	—
Total derivative instruments	6,959	—	6,959	—	(6,959)	—
Repurchase agreements	3,721,629	—	3,721,629	(3,721,629)	—	—
Total liabilities	$3,728,588	$—	$3,728,588	$(3,721,629)	$(6,959)	$—

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

Other

Long-term unsecured debt - As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s long-term unsecured debt was $74,272 and $74,104, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $69,168 and $66,562 as of September 30, 2019 and December 31, 2018, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds – As of September 30, 2019 and December 31, 2018, the Company had investment in equity securities and investment funds measured at fair value of $6,239 and $6,115, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments).

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of September 30, 2019, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 9 percent, and 12 percent, respectively. As of December 31, 2018, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 91 percent, 8 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$4,013,161	$—	$4,013,161	$—
Private-label MBS	25	—	—	25
Total MBS	4,013,186	—	4,013,161	25
Derivative assets	675	—	675	—
Derivative liabilities	(724)	—	(724)	—
Other assets	6,239	—	—	6,239
Total	$4,019,376	$—	$4,013,112	$6,264

	December 31, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,982,106	$—	$3,982,106	$—
Private-label MBS	24	—	—	24
Total MBS	3,982,130	—	3,982,106	24
Derivative assets	438	—	438	—
Derivative liabilities	(6,959)	(1,250)	(5,709)	—
Other assets	6,115	—	—	6,115
Total	$3,981,724	$(1,250)	$3,976,835	$6,139

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$6,052	$6,235	$6,139	$515
Investments in equity securities measured at fair value beginning January 1, 2018	—	—	—	5,362
Included in investment gain (loss), net	231	(21)	224	343
Purchases	—	—	—	—
Sales	—	—	—	—
Payments, net	(23)	(46)	(118)	(66)
Accretion of discount	4	2	19	16
Ending balance	$6,264	$6,170	$6,264	$6,170
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$231	$(21)	$239	$343

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

As of September 30, 2019, the Company had estimated net operating loss (“NOL”) carryforwards of $14,588 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards begin to expire in 2028. As of September 30, 2019, the Company had estimated net capital loss (“NCL”) carryforwards of $394,447 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $111,177 in 2019, $102,322 in 2020, $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023. If the Company were to use its NOL carryforwards to offset taxable ordinary income and/or use its NCL carryforwards to offset net capital gains, the Company’s required income distribution as a REIT would be reduced accordingly.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that were not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT was repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is certain and will be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both. For the 2018 tax year, the Company claimed $4,566 of its AMT credit carryforward as a cash tax refund, which is included as a receivable in “other assets” as of September 30, 2019 on the accompanying consolidated balance sheets.  As of September 30, 2019 and December 31, 2018, the Company had an AMT credit carryforward of $4,566 and $9,132, respectively, included as a receivable in “other assets” on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of September 30, 2019 and December 31, 2018, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

On May 29, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for 2018.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within Arlington County.  The Company had not been assessed or paid any such BPOL tax prior to 2018.  On June 28, 2018, the Company filed an administrative appeal with Arlington County. On August 1, 2018, the Company received a denial of its administrative appeal from Arlington County and, subsequently, the Company filed an administrative appeal with the Tax Commissioner of Virginia (the “Tax Commissioner”) on September 27, 2018.  On June 21, 2019, the Company received a determination from the Tax Commissioner stating that he believes the Company is engaged in a licensable privilege subject to the BPOL tax. However, the Tax Commissioner determined that certain of the Company’s gross receipts are exempt from BPOL taxation.  The Tax Commissioner requested that Arlington County revise its initial BPOL tax assessment to exclude these certain gross receipts from its tax calculation.  On August 21, 2019 the Company received a revised 2019 BPOL tax assessment of $471 as well as a 2018 BPOL tax assessment of $488, including interest charges, from Arlington County both of which the Company paid on September 3, 2019.  In the third quarter of 2019, the Company recognized an expense of $842 in “other general and administrative expense” which represents the 2018 BPOL tax (and associated interest) and the 2019 BPOL tax incurred through September 30, 2019.  The Company retains the right to appeal the Tax Commissioner’s determination through June of 2020. BPOL tax years 2016 and 2017 remain subject to examination by Arlington County, although the county has previously informally indicated that it did not intend to pursue assessments for those years at such time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2019	2018	2019	2018
Basic weighted-average common shares outstanding	36,572	29,382	35,399	28,601
Performance share units and unvested restricted stock	—	—	—	—
Diluted weighted-average common shares outstanding	36,572	29,382	35,399	28,601
Net loss attributable to common stock	$(8,511)	$(5,652)	$(15,494)	$(65,929)
Basic loss per common share	$(0.23)	$(0.19)	$(0.44)	$(2.31)
Diluted loss per common share	$(0.23)	$(0.19)	$(0.44)	$(2.31)

 The diluted loss per share for the three and nine months ended September 30, 2019 did not include the antidilutive effect of 179,464 and 125,403 shares of unvested shares of restricted stock and performance share units, respectively. The diluted loss per share for the three and nine months ended September 30, 2018 did not include the antidilutive effect of 335,491 and 273,979 shares of unvested shares of restricted stock and performance share units, respectively.

Note 10. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of September 30, 2019 and December 31, 2018, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock to date in 2019:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
September 30	$0.225	September 17	September 30	October 31
June 30	0.225	June 24	July 5	July 31
March 31	0.375	March 18	March 29	April 30

The Board of Directors approved and the Company declared and paid the following dividends for 2018:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.375	December 13	December 31	January 31, 2019
September 30	0.375	September 13	September 28	October 31
June 30	0.375	June 14	June 29	July 31
March 31	0.550	March 15	March 29	April 30

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

As of September 30, 2019, the Company had 11,302,160 shares of Class A common stock available for sale under the Amended Equity Distribution Agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the three and nine months ended September 30, 2019 and the year ended December 31, 2018. As of September 30, 2019, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

The following table provides information about the issuances of preferred stock under the preferred equity distribution agreements for the periods indicated:

Series B Preferred Stock Issuances	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Shares issued	3,444	47,304
Weighted average public offering price	$22.39	$24.75
Net proceeds (1)	$76	$1,137

(1)	Net of selling commissions and expenses.

As of September 30, 2019, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the Amended Series B Preferred Equity Distribution Agreement.

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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of residential mortgage-backed securities (“MBS”), consisting of agency MBS and private-label MBS. Agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government agency or government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). Private-label MBS, or non-agency MBS, include residential MBS that are not guaranteed by a GSE or the U.S. government. As of September 30, 2019, nearly all of our investment capital was allocated to agency MBS.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 1.66% as of September 30, 2019, a 35 basis point decrease from the prior quarter end and a 103 basis point decrease from the prior year end.  The U.S. Treasury curve flattened during the third quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed 22 basis points resulting in a spread of only four basis points as of September 30, 2019.  In addition, the U.S. Treasury curve was inverted at the short-end of the curve as the spread between the 2-year and 5-year U.S.

Treasury rate was negative eight basis points as of September 30, 2019.  The spread between 10-year U.S. Treasury rates and interest rate swaps widened five basis points during the third quarter of 2019 with the 10-year swap rate ending at 1.56% as of September 30, 2019.  Lower mortgage rates have increased prepayment speed expectations of fixed-rate agency MBS during the third quarter of 2019 leading to higher pay-up premiums for fixed-rate agency MBS backed by specified pools of mortgage loans selected for their lower propensity for prepayment.  During the third quarter of 2019, higher market volatility, increased prepayment speed expectations and other factors led to the spread between the market yield on agency MBS and benchmark interest rates widening modestly resulting in the pricing of agency MBS underperforming interest rate hedges.  As a result of the relatively flat interest rate curve and high prepayment speed expectations, current net interest spread return opportunities available on new levered agency MBS investments are lower than historical averages.  However, to the extent that the interest rate curve or prepayment speeds revert towards historical averages, future net interest spread return opportunities on new levered agency MBS investments should improve.

During the third quarter of 2019, the Federal Open Market Committee (“FOMC”) lowered its target federal funds rate 25 basis points two times and lowered it an additional 25 basis points at its last meeting on October 30, 2019 to a current range of 1.50% to 1.75%.  At its October 30, 2019 meeting, the FOMC commented in its statement that it continues to view sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s symmetric 2% objective as the most likely outcomes, but uncertainties about this outlook remain.  In light of the implications of global developments for the economic outlook and muted inflation pressures, the FOMC stated that it will monitor the implications of incoming information for the economic outlook as it assesses the appropriate path of the target range for the federal funds rate.  Based on federal fund futures prices, market participants currently expect that the FOMC will lower the target federal funds rate by approximately 25 basis points over the next twelve months.

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

Starting the week of September 16, 2019, the overnight rate for repurchase agreement (“repo”) financing of U.S. Treasury securities spiked meaningfully intraday from a rate in the low two percent range to a high in the nine percent range primarily due to a scarcity of bank reserves compared with the amount of U.S. Treasury bonds in the market.  Market participants have attributed this imbalance in the amount of available bank reserves compared to U.S. Treasury bond supply to a multiple of factors, including the Federal Reserve’s reversal of its quantitative easing policy leading to a reduction in the Federal Reserve’s balance sheet, increased federal government borrowing and U.S. Treasury bond issuances to fund federal budget deficits, and large cash payments reducing the amount of available reserves such as corporate quarterly income tax payments and the monthly settlement of U.S. Treasury security auctions.  In response, the Federal Reserve immediately increased bank reserves by offering repo financing for U.S. Treasury and mortgage securities in order to keep the federal funds rate in its target range and stabilize the overnight repo rate.  On October 11, 2019, the FOMC announced further that it will continue to conduct overnight and term repo operations through at least January 2020, and that it will also purchase shorter-term U.S. Treasury bills at least into the second quarter of 2020 to maintain over time ample reserve balances at or above the level that prevailed in early September 2019.

During the third quarter of 2019, prepayment speeds in the fixed-rate 30-year residential mortgage market increased meaningfully from the prior quarter.  Prepayment speeds are expected to remain elevated in the near term in response to the decline in mortgage rates as a result of the decrease in the 10-year U.S. Treasury rate during 2019.  Housing prices continue to increase at a pace in excess of the rate of inflation as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 3.2% annual gain in July 2019.  Although year-over-year price gains remain positive, the recent pace of home price gains has continued a trend of broad-based price moderation toward historical long-term average home price appreciation.

The following table presents certain key market data as of the dates indicated:

	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	Change - Third Quarter 2019

30-Year FNMA Fixed Rate MBS (1)
2.5%	$92.47	$94.30	$97.55	$99.27	$99.58	$0.31
3.0%	95.64	97.36	99.58	100.80	101.55	0.75
3.5%	98.39	99.83	101.39	102.20	102.64	0.44
4.0%	100.95	101.83	102.86	103.33	103.80	0.47
4.5%	103.14	103.45	104.17	104.48	105.33	0.85

U.S. Treasury Rates (UST)
2-year UST	2.82%	2.49%	2.26%	1.75%	1.62%	(0.13)
3-year UST	2.88%	2.46%	2.21%	1.71%	1.56%	(0.15)
5-year UST	2.95%	2.51%	2.23%	1.77%	1.54%	(0.23)
7-year UST	3.02%	2.59%	2.31%	1.88%	1.61%	(0.27)
10-year UST	3.06%	2.69%	2.41%	2.01%	1.66%	(0.35)
30-year UST	3.21%	3.02%	2.82%	2.53%	2.11%	(0.42)
2-year UST to 10-year UST spread	0.24	0.20	0.15	0.26	0.04	(0.22)

Interest Rate Swap Rates
2-year swap	2.99%	2.66%	2.38%	1.81%	1.63%	(0.18)
3-year swap	3.05%	2.59%	2.31%	1.74%	1.55%	(0.19)
5-year swap	3.07%	2.57%	2.28%	1.77%	1.50%	(0.27)
7-year swap	3.09%	2.62%	2.32%	1.84%	1.51%	(0.33)
10-year swap	3.12%	2.71%	2.41%	1.96%	1.56%	(0.40)
30-year swap	3.13%	2.84%	2.58%	2.21%	1.71%	(0.50)
2-year swap to 2-year UST spread	0.17	0.17	0.12	0.06	0.01	(0.05)
10-year swap to 10-year UST spread	0.06	0.02	-	(0.05)	(0.10)	(0.05)

London Interbank Offered Rates (LIBOR)
1-month LIBOR	2.26%	2.50%	2.49%	2.40%	2.02%	(0.38)
3-month LIBOR	2.40%	2.81%	2.60%	2.32%	2.09%	(0.23)

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

In January 2014, the Consumer Financial Protection Bureau (“CFPB”) final rule became effective for a qualified mortgage as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the QM rule.  A qualified mortgage is a mortgage that meets certain requirements for lender protection and secondary trading.  In general, a qualified mortgage (i) contains less risky loan features, such as interest-only periods, negative amortization or balloon payments, (ii) has limits on origination points and fees, (iii) has certain legal protection for lenders, and (iv) has debt-to-income ratio limits.  However, the QM rule contained an exemption from the debt-to-income ratio limits for mortgages eligible for purchase by either Fannie Mae or Freddie Mac, commonly referred to as the “QM patch,” which is set to expire on January 10, 2021.  On July 25, 2019, the CFPB announced that it plans to allow the QM patch to expire on its scheduled expiration date.  If the QM patch were to expire, it is expected that the number of mortgage loans eligible to be purchased by Fannie Mae or Freddie Mac would decrease which could result in a decrease in the GSE’s market share while also potentially increasing the market share of private-label MBS issuers.

On March 27, 2019, President Trump issued a memorandum directing the Secretary of the Treasury to develop a plan for administrative and legislative reforms to achieve the following housing reform goals: (i) ending the conservatorships of Fannie Mae and Freddie Mac upon the completion of specific reforms; (ii) facilitating competition in the housing finance market; (iii) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and (iv) providing that the Federal government is properly compensated for any explicit or implicit support it provides the GSEs or the secondary housing finance market.  On September 5, 2019, the U.S. Department of the Treasury (“U.S. Treasury”) released its plan of recommended legislative and administrative reforms to the housing finance system to achieve the goals outlined in the Presidential memorandum.

Since the release of the U.S. Treasury’s plan of recommended reforms to the housing finance system, there have been preliminary actions taken to advance the goals in the plan of recapitalizing and ending the conservatorship of the GSEs.  First, on September 27, 2019, the Federal Housing Finance Agency (“FHFA”) and U.S. Treasury entered into an agreement that permits Fannie Mae and Freddie Mac to retain up to $25 billion and $20 billion, respectively, in capital.  As part of the agreement, the liquidation preference of the U.S. Treasury’s senior preferred stock positions in Fannie Mae and Freddie Mac will be increased by a commensurate amount.  Second, on October 4, 2019, the FHFA released a solicitation for advisory services to assist in the formulation and potential implementation of a roadmap to responsibly end the conservatorships of the GSEs.

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

LIBOR Transition

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR a secured lending rate, and LIBOR reflects term rates at different maturities while SOFR is an overnight rate. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are either higher or lower than if LIBOR were available in its current form, which could have a material adverse effect on our results.

We are party to various financial instruments which include LIBOR as a reference rate.  As of September 30, 2019, these financial instruments include interest rate swap agreements, preferred stock and unsecured notes issued by the Company.

As of September 30, 2019, we had $3,000 million notional amount of interest rate swaps outstanding, including $1,225 million notional amount of interest rate swaps that expire after 2021.  Under the terms of our interest rate swap agreements, we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset.  All of our existing interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”).  The fallback terms of our current interest rate swap agreements were not designed to cover a permanent discontinuation of LIBOR.  Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations.  Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements.  ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR.  It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR.  It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions.  However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of September 30, 2019, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035.  Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of September 30, 2019, we had 1,200,000 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $30.0 million.  The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, Mach 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference.  Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion.  If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period.

Notwithstanding the foregoing paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR.   If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate.  If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language in the previous paragraph.

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

Executive Summary

The following are some key financial highlights for the quarter ended September 30, 2019:

•

$7.35 per common share of book value as of September 30, 2019, a decrease of 5.8% from the prior quarter end, primarily driven by a net investment loss on the Company’s hedged investment portfolio due to the underperformance of the pricing of the Company’s agency MBS investments relative to its interest rate hedges due to MBS spread widening

•	$0.225 per common share dividend, resulting in an economic loss of 2.9% measured as the change in book value per common share plus dividends declared during the quarter
•	$0.23 per diluted common share of GAAP net loss
•	$0.18 per diluted common share of non-GAAP core operating income (1)
•	Net interest income of $4.7 million compared to $6.6 million in the second quarter of 2019, driven primarily by:
o	lower weighted average agency MBS asset yields (2.96% versus 3.21%) due primarily to an increase in prepayment rates (12.85% versus 10.16%, annualized), partially offset by
o	an 18 basis point decrease in weighted average short-term secured financing costs
•

Economic net interest income, which includes TBA dollar roll income and net interest income earned or expense incurred from interest rate swaps, of $10.1 million compared to $12.3 million in the second quarter of 2019 (1)

(1)

For further information on the use of non-GAAP core operating income and economic net interest income, which are non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Core Operating Income.”

Portfolio Overview

The following table summarizes our MBS investment portfolio at fair value as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Specified agency MBS	$4,013,161	$3,982,106
Net long agency TBA dollar roll positions (1)	99,593	—
Total agency investment portfolio	4,112,754	3,982,106
Private-label interest-only MBS	25	24
Total MBS investment portfolio	$4,112,779	$3,982,130

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net liability carrying value of $274 and a net asset carrying value of $438 as of September 30, 2019 and December 31, 2018, respectively.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of September 30, 2019 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.5%	$73,009	$798	$73,807	$(674)	$73,133	$100.17	2.50%	9.1
3.0%	808,462	21,109	829,571	(3,082)	826,489	102.23	3.00%	7.0
3.5%	1,293,792	38,904	1,332,696	8,948	1,341,644	103.70	3.50%	5.0
4.0%	1,226,631	48,677	1,275,308	24,444	1,299,752	105.96	4.00%	4.8
4.5%	439,456	20,573	460,029	12,100	472,129	107.43	4.50%	4.3
5.5%	12	—	12	2	14	112.39	5.50%	5.2
Total/weighted-average	$3,841,362	$130,061	$3,971,423	$41,738	$4,013,161	$104.47	3.65%	5.4

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$1,555,761	$52,822	$1,608,583	$21,535	$1,630,118	$104.78	3.70%	5.3
Freddie Mac	2,285,601	77,239	2,362,840	20,203	2,383,043	104.26	3.61%	5.4
Total/weighted-average	$3,841,362	$130,061	$3,971,423	$41,738	$4,013,161	$104.47	3.65%	5.4

The actual constant prepayment rate for the Company’s agency MBS was 12.85% for the three months ended September 30, 2019. As of September 30, 2019, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 78% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long

TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of September 30, 2019 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
2.5% 30-year MBS purchase commitments	$100,000	$100,273	$99,593	$(680)
3.0% 30-year MBS purchase commitments	100,000	101,547	101,563	16
3.0% 30-year MBS sale commitments	(100,000)	(101,953)	(101,563)	390
Total net long agency TBA dollar roll positions	$100,000	$99,867	$99,593	$(274)

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of September 30, 2019, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of September 30, 2019 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$2,175,000	1.73%	2.19%	0.46%	1.7
3 to less than 7 years	500,000	1.62%	2.12%	0.50%	6.3
7 to less than 10 years	300,000	2.85%	2.16%	(0.69)%	9.3
10 or more years	25,000	2.96%	2.16%	(0.80)%	28.5
Total / weighted-average	$3,000,000	1.83%	2.17%	0.34%	3.4

In addition to interest rate swap agreements, the Company may also hold exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of September 30, 2019, the Company held no U.S. Treasury note futures.

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
•

other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, corporate registration fees, local license taxes, office supplies and other miscellaneous expenses.

Three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018

The following table presents the net income (loss) available (attributable) to common stock reported for the three and nine months ended September 30, 2019 and 2018, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$28,674	$32,864	$95,223	$93,779
Interest expense	23,982	22,526	76,032	58,275
Net interest income	4,692	10,338	19,191	35,504
Investment advisory fee income	—	—	250	—
Investment loss, net	(8,231)	(2,257)	(21,111)	(54,912)
General and administrative expenses	(4,198)	(3,954)	(11,998)	(11,712)
(Loss) income before income taxes	(7,737)	4,127	(13,668)	(31,120)
Income tax provision	—	9,628	—	34,372
Net loss	(7,737)	(5,501)	(13,668)	(65,492)
Dividend on preferred stock	(774)	(151)	(1,826)	(437)
Net loss attributable to common stock	$(8,511)	$(5,652)	$(15,494)	$(65,929)
Diluted loss per common share	$(0.23)	$(0.19)	$(0.44)	$(2.31)
Weighted-average diluted common shares outstanding	36,572	29,382	35,399	28,601

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $5.6 million, or 54.4%, from $10.3 million for the three months ended September 30, 2018 to $4.7 million for the three months ended September 30, 2019 and decreased $16.3 million, or 45.9%, from $35.5 million for the nine months ended September 30, 2018 to $19.2 million for the nine months ended September 30, 2019.

The decrease in GAAP net interest income for the three months ended September 30, 2019 is primarily attributable to:

•	lower average specified agency MBS investment balances,
•	a 29 basis point increase in the average interest costs of our short-term secured financing arrangements due primarily to increases in prevailing benchmark short-term interest rates, and
•

a 15 basis point decrease in the average asset yields of our specified agency MBS due to reallocating our concentration of MBS toward lower coupon securities with lower asset yields as a result of the flattening of the interest rate curve and elevated prepayment speeds during the third quarter of 2019.

The decrease in GAAP net interest income for the nine months ended September 30, 2019 is primarily attributable to:

•	a 66 basis point increase in the average interest costs of our short-term secured financing arrangements due primarily to increases in prevailing benchmark short-term interest rates, and
•	lower average specified agency MBS investment balances, partially offset by
•

a 15 basis point increase in the average asset yields of our specified agency MBS due to reinvestments from portfolio repositioning and monthly paydowns into higher current investment yields as a result of a rise in long-term interest rates and widening agency MBS spreads.

The components of GAAP net interest income from our MBS portfolio is summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,844,404	$28,455	2.96%	$4,204,472	$32,679	3.11%
Other	—	219		—	185
	$3,844,404	28,674	2.98%	$4,204,472	32,864	3.13%
Short-term secured debt	$3,609,519	(22,721)	(2.46)%	$3,841,280	(21,265)	(2.17)%
Long-term unsecured debt	74,253	(1,261)	(6.79)%	74,029	(1,261)	(6.81)%
	$3,683,772	(23,982)	(2.55)%	$3,915,309	(22,526)	(2.26)%
Net interest income/spread (1)		$4,692	0.52%		$10,338	0.96%
Net interest margin (1)			0.62%			1.10%

	Nine Months Ended September 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,955,819	$94,300	3.18%	$4,109,482	$93,344	3.03%
Other	—	923		—	435
	$3,955,819	95,223	3.21%	$4,109,482	93,779	3.04%
Short-term secured debt	$3,672,844	(72,230)	(2.59)%	$3,730,460	(54,526)	(1.93)%
Long-term unsecured debt	74,197	(3,802)	(6.83)%	73,973	(3,749)	(6.76)%
	$3,747,041	(76,032)	(2.68)%	$3,804,433	(58,275)	(2.02)%
Net interest income/spread (1)		$19,191	0.62%		$35,504	1.11%
Net interest margin (1)			0.77%			1.27%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our MBS investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	vs.			vs.
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(1,426)	$(2,798)	$(4,224)	$4,442	$(3,486)	$956
Other	34	—	34	488	—	488
Short-term secured debt	(2,701)	1,245	(1,456)	(18,529)	825	(17,704)
Long-term unsecured debt	4	(4)	—	(42)	(11)	(53)
	$(4,089)	$(1,557)	$(5,646)	$(13,641)	$(2,672)	$(16,313)

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,844,404	$28,455	2.96%	$4,204,472	$32,679	3.11%
TBA dollar rolls (1)	396,857	923	0.93%	990,231	4,604	1.86%
Other	—	219		—	185
Short-term secured debt	3,609,519	(22,721)	(2.46)%	3,841,280	(21,265)	(2.17)%
Interest rate swaps (2)	2,888,011	4,445	0.62%	3,372,151	2,295	0.27%
Long-term unsecured debt	74,253	(1,261)	(6.79)%	74,029	(1,261)	(6.81)%
Economic net interest income/margin (3)		$10,060	1.07%		$17,237	1.42%

	Nine Months Ended September 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,955,819	$94,300	3.18%	$4,109,482	$93,344	3.03%
TBA dollar rolls (1)	627,902	4,338	0.92%	1,281,730	17,989	1.87%
Other	—	923		—	435
Short-term secured debt	3,672,844	(72,230)	(2.59)%	3,730,460	(54,526)	(1.93)%
Interest rate swaps (2)	2,959,695	12,961	0.58%	3,462,581	3,962	0.15%
Long-term unsecured debt	74,197	(3,802)	(6.83)%	73,973	(3,749)	(6.76)%
Economic net interest income/margin (3)		$36,490	1.17%		$57,455	1.51%

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

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	vs.			vs.
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(1,426)	$(2,798)	$(4,224)	$4,442	$(3,486)	$956
TBA dollar rolls	(922)	(2,759)	(3,681)	(4,474)	(9,177)	(13,651)
Other	34	—	34	488	—	488
Short-term secured debt	(2,701)	1,245	(1,456)	(18,529)	825	(17,704)
Interest rate swaps	2,480	(330)	2,150	9,574	(575)	8,999
Long-term unsecured debt	4	(4)	-	(42)	(11)	(53)
	$(2,531)	$(4,646)	$(7,177)	$(8,541)	$(12,424)	$(20,965)

Economic net interest income for the three and nine months ended September 30, 2019 decreased relative to the comparative periods from the prior year due primarily to:

•	lower average leverage and portfolio volumes, and
•

higher financing costs on the unhedged portion of our short-term secured financing arrangements and implied TBA financing driven primarily by an increase in prevailing benchmark short-term interest rates, partially offset by

•

for the nine months ended September 30, 2019, an increase in the average asset yields of our specified agency MBS due to reinvestments from portfolio repositioning and monthly paydowns into higher current investment yields as a result of a rise in long-term interest rates and widening agency MBS spreads.

Investment Advisory Fee Income

We formed a wholly-owned subsidiary, Rock Creek Investment Advisors, LLC (“Rock Creek”), which was approved as a registered investment adviser and is regulated under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in the fourth quarter of 2018 and commenced operations in December 2018.  Rock Creek provides investment advisory services to institutional clients on a separate account basis by investing primarily in agency MBS. Rock Creek earns investment management fee income based upon a percentage of the capital funded by a client to its separate managed account. During the nine months ended September 30, 2019, we recognized $0.3 million in investment advisory fee income. No investment advisory fee income was recognized during the three months ended September 30, 2019.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains (losses) on trading investments, net	$16,890	$(37,878)	$128,297	$(147,113)
TBA and specified agency MBS commitments, net:
TBA dollar roll income	923	4,604	4,338	17,989
Other gains (losses) from TBA and specified agency MBS commitments, net	2,054	(8,923)	16,934	(61,369)
Total gains (losses) on TBA and specified agency MBS commitments, net	2,977	(4,319)	21,272	(43,380)
Interest rate derivatives:
Net interest income on interest rate swaps	4,445	2,295	12,961	3,962
Other (losses) gains from interest rate derivative instruments, net	(32,775)	37,644	(183,863)	131,244
Total (losses) gains on interest rate derivatives, net	(28,330)	39,939	(170,902)	135,206
Other, net	232	1	222	375
Investment loss, net	$(8,231)	$(2,257)	$(21,111)	$(54,912)

During the three and nine months ended September 30, 2019 and 2018, MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 5.0%, from $4.0 million for the three months ended September 30, 2018 to $4.2 million for the three months ended September 30, 2019. General and administrative expenses increased by $0.3 million, or 2.6%, from $11.7 for the nine months ended September 30, 2018 to $12.0 million for the nine months ended September 30, 2019.

Compensation and benefits expense remained at $2.8 million for both the three months ended September 30, 2018 and 2019. Compensation and benefits expense increased by $0.3 million, or 3.8%, from $7.9 million for the nine months ended September 30, 2018 to $8.2 million for the nine months ended September 30, 2019.

Other general and administrative expenses increased by $0.3 million, or 27.3%, from $1.1 million for the three months ended September 30, 2018 to $1.4 million for the three months ended September 30, 2019. Other general and administrative expenses remained at $3.8 million for the nine months ended September 30, 2018 and 2019.  In the third quarter of 2019, we recognized an expense of $0.8 million related to an assessment from Arlington County, Virginia of business, professional and occupation license taxes for tax years 2018 and 2019.

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

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total general and administrative expenses” of the consolidated statements of comprehensive income less stock-based compensation expense.  For the three and nine months ended September 30, 2019, core general and administrative expenses exclude a non-recurring expense related to a one-time out-of-period payment made in the third quarter of 2019 for a business, professional and occupation license tax from Arlington County, Virginia for the 2018 tax year.  Refer to “Note 8. Income Taxes” for further information about the business, professional and occupation license tax and the associated payment made in the third quarter of 2019.

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net interest income	$4,692	$10,338	$19,191	$35,504
TBA dollar roll income	923	4,604	4,338	17,989
Interest rate swap net interest income	4,445	2,295	12,961	3,962
Economic net interest income	10,060	17,237	36,490	57,455
Investment advisory fee income	—	—	250	—
Core general and administrative expenses	(2,797)	(3,202)	(9,607)	(10,210)
Preferred stock dividend	(774)	(151)	(1,826)	(437)
Non-GAAP core operating income	$6,489	$13,884	$25,307	$46,808

Non-GAAP core operating income per diluted common share	$0.18	$0.47	$0.71	$1.62
Weighted average diluted common shares outstanding	36,751	29,718	35,524	28,875

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP (loss) income before income taxes	$(7,737)	$4,127	$(13,668)	$(31,120)
Add (less):
Total investment loss, net	8,231	2,257	21,111	54,912
Stock-based compensation expense	913	752	1,903	1,502
Preferred stock dividend	(774)	(151)	(1,826)	(437)
Non-recurring expense	488	—	488	—
Add back:
TBA dollar roll income	923	4,604	4,338	17,989
Interest rate swap net interest income	4,445	2,295	12,961	3,962
Non-GAAP core operating income	$6,489	$13,884	$25,307	$46,808

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

As of September 30, 2019, our debt-to-equity leverage ratio was 12.2 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio. Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse financing (i.e., repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of September 30, 2019, our “at risk” short-term recourse financing to investable capital ratio was 9.9 to 1.

Cash Flows

As of September 30, 2019, our cash and cash equivalents totaled $12.1 million, representing a net decrease of $14.6 million from $26.7 million as of December 31, 2018. Cash provided by operating activities of $28.8 million during the nine months ended September 30, 2019 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $62.0 million during the nine months ended September 30, 2019 was primarily generated by purchases of new agency MBS and net payments for settlements and deposits for margin on our interest rate derivative instruments partially offset by sales of agency MBS and receipt of principal payments from agency MBS. Cash provided by financing activities of $18.6 million during the nine months ended September 30, 2019 was primarily generated by proceeds received from issuance of common and preferred stock partially offset by repayments of repurchase agreements used to finance a portion of our MBS investment portfolio and dividend payments to stockholders.

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

As of September 30, 2019, liquid assets consisted primarily of cash and cash equivalents of $12.1 million and unencumbered agency MBS of $121.9 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Debt Capital

Long-Term Unsecured Debt

As of September 30, 2019, we had $74.3 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.0 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of September 30, 2019 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of September 30, 2019 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of September 30, 2019 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

September 30, 2019
Repurchase agreements outstanding	$3,697,906
Agency MBS collateral, at fair value	3,891,308
Net amount (1)	193,402
Weighted-average rate	2.35%
Weighted-average term to maturity	22.2 days
Maximum amount outstanding at any month-end during the period	$3,964,127

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of September 30, 2019, we had outstanding repurchase agreement balances with 15 counterparties and have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of September 30, 2019, no more than 7.3% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 28.9% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of September 30, 2019:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	9	67.0%
Europe	2	15.2%
Asia	4	17.8%
	15	100.0%

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

Interest Rate Hedging Instruments

We exchange cash variation margin with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. However, the futures commission merchants (“FCMs”) through which we conduct trading of our cleared and exchanged-traded hedging instruments may require incremental initial margin in excess of the clearinghouse’s requirement. The clearing exchanges have the sole discretion to determine the value of our hedging instruments for the purpose of setting initial and variation margin requirements or otherwise.  In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our hedging agreements that we were not able to satisfy. However, if we encounter significant decreases in long-term interest rates, margin calls on our hedging agreements could result in a material adverse change in our liquidity position.

As of September 30, 2019, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding margin held in collateral deposit with the custodian (dollars in thousands):

	September 30, 2019
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$3,000,000	$42,506

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

Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the nine months ended September 30, 2019, there were no issuances of common stock under the common equity distribution agreements.

As of September 30, 2019, we had 11,302,160 shares of Class A common stock available for sale under the Amended Equity Distribution Agreements.

Preferred Stock

As of September 30, 2019, we had Series B Preferred Stock outstanding with a liquidation preference of $8.9 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of September 30, 2019, we had Series C Preferred Stock outstanding with a liquidation preference of $30.0 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of the Company’s common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

The following table provides information about the issuances of preferred stock under the Series B Preferred Equity Distribution Agreement for the period indicated (dollars in thousands):

Series B Preferred Stock Issuances	Nine Months Ended September 30, 2019
Shares issued	3,444
Weighted average public offering price	$22.39
Net proceeds (1)	$76

(1)	Net of selling commissions and expenses.

As of September 30, 2019, we had 1,645,961 shares of Series B Preferred stock available for sale under the Amended Series B Preferred Equity Distribution Agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of September 30, 2019 and December 31, 2018, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of September 30, 2019 and December 31, 2018, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2019
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,013,161	$3,954,569	$4,052,900
TBA commitments	(274)	(2,840)	1,814
Interest rate swaps	225	49,313	(48,863)
Equity available to common stock	269,326	257,257	262,064
Book value per common share	$7.35	$7.02	$7.15
Book value per common share percent change		(4.48)%	(2.70)%

	September 30, 2019
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$4,013,161	$3,874,473	$4,083,075
TBA commitments	(274)	(5,781)	3,386
Interest rate swaps	225	98,402	(97,952)
Equity available to common stock	269,326	223,307	244,724
Book value per common share	$7.35	$6.10	$6.68
Book value per common share percent change		(17.09)%	(9.13)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.5 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of September 30, 2019.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2019
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,013,161	$3,995,191	$4,031,131
TBA commitments	(274)	(830)	283
Equity available to common stock	269,326	250,800	287,853
Book value per common share	$7.35	$6.85	$7.86
Book value per common share percent change		(6.88)%	6.88%

	September 30, 2019
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$4,013,161	$3,968,236	$4,058,086
TBA commitments	(274)	(1,666)	1,119
Equity available to common stock	269,326	223,009	315,644
Book value per common share	$7.35	$6.09	$8.62
Book value per common share percent change		(17.20)%	17.20%

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

•	the effect of any changes to LIBOR and establishment of alternative reference rates;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities;
•	the U.S. Federal Reserve’s balance sheet normalization program of gradually reducing its reinvestment of principal payments of U.S. Treasury securities and agency MBS;
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2019 and 2018, the Three Months Ended June 30, 2019 and 2018, and the Three Months Ended September 30, 2019 and 2018; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 8, 2019