Form 10-K
period 2019-12-31
Arlington Asset Investment Corp.
filed 2020-02-24
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(703) 373-0200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock	AI	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AI PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AI PrC	NYSE
6.625% Senior Notes due 2023	AIW	NYSE
6.75% Senior Notes due 2025	AIC	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2019 was $247 million.

As of January 31, 2020, there were 36,815,761 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) residential mortgage-backed securities (“MBS”) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”) or (ii) mortgage credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans;

•	our ability to qualify and maintain our qualification as a real estate investment trust (“REIT”);
•

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating losses (“NOLs”) and net capital losses (“NCLs”) to offset future taxable income, including whether our shareholder rights plan, as amended (“Rights Plan”) will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of, or changes in, these strategies;
•	credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our non-agency MBS;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	the effect of governmental regulation and actions on our business, including, without limitation, changes to monetary and fiscal policy and tax laws;
•	our ability to quantify and manage risk;
•	our ability to roll our repurchase agreements on favorable terms, if at all;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than mortgage investments or pursuing business activities other than investing in mortgage investments;
•	our ability to successfully operate our business as a REIT;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”); and
•	the effect of general economic conditions on our business.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently in our possession. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, the performance of our portfolio and our business, financial condition, liquidity and results of operations may vary materially from those expressed, anticipated or contemplated in our forward-looking statements. You should carefully consider these risks, along with the following factors that could cause actual results to vary from our forward-looking statements, before making an investment in our securities:

•

the overall environment for interest rates, changes in interest rates, interest rate spreads, the yield curve and prepayment rates, including the timing of changes in the Federal Funds rate by the U.S. Federal Reserve;

•	the effect of any changes to the London Interbank Offered Rate (“LIBOR”) and establishment of alternative reference rates;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;

•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities;
•	U.S. Federal Reserve monetary policy;
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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of mortgage investments.  Our mortgage investments generally consist of (i) agency mortgage-backed securities (“MBS”) and (ii) and mortgage credit investments.

Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).

Our mortgage credit investments may include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, which we refer to as non-agency MBS.  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or a U.S government agency.

We believe we leverage prudently our investment portfolio, as we seek to increase potential returns to our shareholders. We fund our investments primarily through short-term financing arrangements, principally though repurchase agreements. We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate mortgage investment portfolio.

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) upon filing our tax return for our taxable year ended December 31, 2019.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes.

We are a Virginia corporation.  We are internally managed and we do not have an external investment advisor.

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

As of December 31, 2019, our investment capital has been allocated to our agency MBS and mortgage credit investment strategies.  Within our mortgage credit investment strategy, our current investments consist of both commercial mortgage loans and non-agency MBS collateralized by commercial mortgage loans.  In the future, we may invest in other types of mortgage credit investments assets such as residential mortgage loans, non-agency MBS collateralized by residential mortgage loans, credit risk transfer securities, and other real estate-related loans and securities. In addition, we also may pursue other business activities that would utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. However, investing in other asset classes or pursuing other business activities may be limited by our desire to continue to qualify as a REIT. We may change our investment strategy at any time without the consent of our shareholders; accordingly, in the future, we could make investments or enter into hedging transactions that are different from, and possibly riskier than, the investments and associated hedging transactions described in this Annual Report on Form 10-K.

We allocate our capital between our investment strategies in order to seek what we believe would be the highest risk-adjusted returns.  Our investment capital is comprised of both our shareholders’ equity capital and long-term unsecured debt capital.  The following table summarizes our capital allocation between our agency MBS and mortgage credit investment strategies as of December 31, 2019 and 2018, respectively (dollars in thousands):

	December 31, 2019		December 31, 2018
	Capital Allocation ($)	Capital Allocation (%)	Capital Allocation ($)	Capital Allocation (%)
Mortgage investments:
Agency MBS	$344,173	86%	$348,524	100%
Mortgage credit investments	57,403	14%	24	—
Total	$401,576	100%	$348,548	100%

Mortgage Investment Portfolio

The following table summarizes our mortgage investment portfolio at fair value as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Agency MBS:
Specified agency MBS	$3,768,496	$3,982,106
Net long agency TBA dollar roll positions (1)	—	—
Total agency MBS	3,768,496	3,982,106
Mortgage credit investments:
Non-agency MBS	33,501	24
Mortgage loans	45,000	—
Total mortgage credit investments	78,501	24
Total mortgage investments	$3,846,997	$3,982,130

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with generally accepted accounting principles, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $438 as of December 31, 2018.

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

The agency MBS that we primarily invest in are issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of the Treasury (“U.S. Treasury”), and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

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

As of December 31, 2019, the Company’s agency MBS portfolio was generally comprised of securities collateralized by pools of fixed-rate mortgages that have original terms to maturity of 30 years. In the future, we may also invest in agency MBS collateralized by adjustable-rate mortgage loans (“ARMs”), hybrid ARMs, or loans with original terms to maturity of 15 or 20 years.

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

Mortgage Credit Investments

Our mortgage credit investments may include investments in either mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, which we refer to as non-agency MBS.  The principal and interest of such mortgage credit investments are not guaranteed by a GSE or a U.S government agency.  Accordingly, mortgage credit investments carry a significantly higher level of credit exposure relative to the credit exposure of agency MBS. The mortgage credit investments in which we may invest are generally non-investment grade or not rated by major rating agencies.  Our mortgage credit investments may include residential mortgage loans, commercial mortgage loans, MBS collateralized by either residential or commercial mortgage loans and credit-risk transfer securities.

Residential mortgage loans are secured by one to four family residential properties and are generally classified as being either a qualified or non-qualified mortgage.  A qualified mortgage is a mortgage that meets certain requirements for lender protection and secondary trading under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”).  In general, a qualified mortgage (i) contains less risky loan features, such as interest-only periods, negative amortization or balloon payments, (ii) has debt-to-income ratio limits, (iii) has limits on origination points and fees, and (iv) has certain legal protections for lenders.   Qualified mortgages may or may not meet the underwriting standards of a U.S. government agency or GSE.  In general, non-qualified mortgage loans carry a higher credit risk than qualified mortgage loans.

Residential mortgage loans may also consist of either performing or distressed loans.  Performing residential mortgage loans are loans that are generally current that consist of GSE eligible mortgage loans, non-qualified mortgage loans, or loans originally underwritten to GSE or another program’s guidelines but are either undeliverable to a GSE or ineligible for a program due to certain underwriting or compliance errors.  Distressed residential mortgage loans may include seasoned re-performing, non-performing and other delinquent mortgage loans that would generally be purchased at a discount to the principal amount outstanding.

We may also invest in mortgage loans secured by residential real property for which the borrower holds the property for investment purposes, which we consider residential business purposes loans.  Residential business purpose loans are used by the borrower to fund the acquisition, renovation, rehabilitation, development and/or improvement of a residential property for investment or sale.  Residential business purpose loans are also used to fund single-family rental properties.

Commercial mortgage loans are secured by commercial real property such as office, retail, multifamily, industrial, hospitality or healthcare facilities.  The commercial mortgage loans that we invest in typically have a first lien in the underlying real property; however, we may also invest in loans that have a second lien or that are considered mezzanine loans. The loans generally require the payment of interest monthly at a fixed-rate or floating rate based a benchmark such as LIBOR or prime plus a spread and generally mature between three and ten years and may require periodic principal amortization with a balloon principal payment at maturity.  Commercial mortgage loans typically have various covenants including financial covenants based on the performance of the property securing the loan.

Our mortgage credit investments also include investments in securitization trusts not issued or guaranteed by a U.S. government agency or GSE that are collateralized by a pool of either residential or commercial mortgage loans, which we refer to as non-agency MBS.  In some instances, non-agency commercial MBS may be backed by a single mortgage loan secured by one or more commercial real properties. In addition, non-agency MBS also may include a re-securitization of MBS.

Non-agency MBS are generally issued by a securitization trust referred to as either a Real Estate Mortgage Investment Conduit (“REMIC”) or a grantor trust. The securitization trust will generally issue both senior and subordinated interests. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses, and, therefore, have the least amount of credit risk in a securitization transaction. In general, most, if not all, principal collected from the underlying mortgage loan pool is used to pay down the senior securities until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are allocated, generally on a pro rata basis, between the senior securities and the subordinated securities. Conversely, the most subordinate securities are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. Subordinate securities absorb the initial credit losses from a securitization structure, thus protecting the senior securities. Subordinate securities generally receive interest payments even if they do not receive principal payments.

Non-agency MBS may be supported by one or more forms of private (i.e., non-governmental) credit enhancement. These credit enhancements provide an extra layer of loss coverage in the event that losses are incurred upon foreclosure sales or other liquidations of underlying mortgaged properties in amounts that exceed the equity holder’s equity interest in the property. Forms of credit enhancement include limited issuer guarantees, reserve funds, private mortgage guaranty pool insurance, overcollateralization and subordination. Subordination is a form of credit enhancement frequently used and involves the issuance of classes of MBS that are subordinate to senior class MBS and, accordingly, are the first to absorb credit losses realized on the underlying mortgage loans. In addition, non-agency MBS are generally purchased at a discount to par value, which may provide further protection to credit losses of the underlying mortgage loan collateral.

Financing Strategy

We use leverage to finance a portion of our mortgage investment portfolio and to seek to increase potential returns to our shareholders. To the extent that revenue derived from our mortgage investment portfolio exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our mortgage investment portfolio does not sufficiently cover the interest expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds.

Because of the interest rate risk inherent to our agency MBS investment strategy and credit risk inherent to our mortgage credit investment strategy, we closely monitor the leverage (debt-to-equity ratio) of our mortgage investment portfolio. Our leverage may vary from time to time depending upon several factors, including changes in the value of the underlying mortgage investment and hedge portfolio, changes in investment allocation between agency MBS and mortgage credit investments, the timing and amount of investment purchases or sales, and our assessment of risk and returns.

We finance our investments using short-term secured borrowings, which primarily consist of repurchase agreements. We have also issued, and may issue in the future, long-term unsecured notes as an additional source of financing.

When we engage in a repurchase transaction, we initially sell securities to the counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 60 days, but may have maturities as short as one day or as long as one year. Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a “haircut” to our pledged collateral, which means our collateral is valued, for the purposes of the repurchase transaction, at less than market value. Under our repurchase agreements, we typically pay a floating rate generally based on benchmark interest rates such as LIBOR, plus or minus a fixed spread. These transactions are accounted for as secured financings, and we present the investment securities and related funding on our consolidated balance sheets.

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

Risk Management Strategy

In conducting our business, we are exposed to market risks, including interest rate, prepayment, extension, spread, credit, liquidity and regulatory risks. We use a variety of strategies to manage a portion of our exposure to these risks to the extent we believe to be prudent, taking into account our investment strategy and the cost of any hedging transactions. As a result, we may not hedge certain interest rate, prepayment, extension, or credit risks if we believe that bearing such risks enhances our return relative to our risk/return profile. Our interest rate hedging instruments are generally not designed to protect our net book value from “spread risk” (also referred to as “basis risk”), which is the risk of an increase of the spread between the market yield on our mortgage investments and the benchmark yield on U.S. Treasury securities or interest rate swaps.

•	Interest Rate Risk

We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our long-term investments and the interest we pay on our short-term borrowings. We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate agency MBS or other fixed-rate mortgage investments. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our agency MBS are assets that have fixed rates of interest and generally mature in up to 30 years, the interest we earn on these assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements, which generally have a maturity of less than 60 days. In addition, as interest rates rise, the fair value of our fixed-rate agency MBS may be expected to decline.  We may experience reduced income, losses, or a significant reduction in our book value due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to economically “lock in” a portion of the net spread between the interest we earn on our assets and the interest we pay on our financing costs and to protect our net book value.

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically exhibit “negative convexity.” In other words, certain mortgage securities in which we invest may increase in value to a lesser degree than similar duration bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value to a greater degree than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the “duration gap” between our mortgage assets and our hedge portfolio as well as our convexity exposure. Duration is an estimate of the relative expected percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of our mortgage assets or our hedge portfolio changes when the interest rate or prepayment environment changes.

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

We may purchase securities that have a higher interest rate than the then-prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire such securities.  In accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we amortize this premium as a reduction to interest income usung the contractual effective interest method such that a proportional amount of the unamortized premium is amortized as principal prepayments occur.  If a security is prepaid in whole or in part at a faster rate than originally expected, we will amortize the purchase premium at a faster pace, resulting in a lower effective return on our investment than originally expected.

We may also purchase securities that have a lower interest rate than the then-prevailing market interest rate.  In exchange for this lower interest rate, we may pay a discount to par value to acquire such securities.  In accordance with GAAP, we accrete this discount as an increase to interest income using the contractual effective interest method such that a proportional amount of the unamortized discount is accreted as principal prepayments occur. If a security is prepaid in whole or in part at a slower rate than originally expected, we will accrete the purchased discount at a slower pace resulting in a lower effective return on our investment than originally expected.

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

Because the spread between the market yield on our investments and benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. The inherent spread risk associated with our mortgage investments and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve, liquidity, or changes in market participants’ required rates of return on different assets. Consequently, while we use interest rate derivative instruments to attempt to protect our net book value against changes in benchmark interest rates, such instruments typically will not mitigate spread risk and, therefore, the value of our mortgage investments and our net book value could decline.  We generally do not hedge the spread risk inherent in our mortgage investments.

•	Credit Risk

Investments in residential and commercial mortgage loans and non-agency MBS collateralized by such loans are subject to risks of delinquency, foreclosure and loss.  The ability of the borrower to repay a loan secured by either residential or commercial property is dependent upon the income of the borrower.  In the event of a default under a mortgage, the holder of the mortgage loan bears the risk of loss of principal to the extent of any deficiency between the value of the collateral and the unpaid principal balance and accrued interest of the mortgage loan.

For our mortgage credit investments, we accept mortgage credit exposure at levels we deem prudent within the context of our overall investment strategy. We may retain all or a portion of the credit risk on the loans underlying non-agency MBS in which we may invest. We seek to manage our credit risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets for which we identify negative credit trends. Additionally, we vary the percentage mix of our agency MBS and mortgage credit investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio.

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

One of the principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate hedging instruments primarily consisting of interest rate swaps and U.S. Treasury note futures.  We also may use other interest rate hedging instruments such as options on U.S. Treasury note futures, options on agency MBS, Eurodollar futures, interest rate swap futures, interest rate swaptions, and short TBA positions, from time to time.

In addition to the hedging instruments discussed above, we also manage our exposure to interest rate, prepayment, extension and credit risk through asset selection. Agency MBS with different original maturities, coupons, vintage and loan collateral characteristics will generally perform differently in various economic and interest rate environments.  We generally seek to invest in agency MBS that are specifically selected for their relatively lower propensity for prepayment. The pools of residential mortgage loans securing these agency MBS are commonly referred to as “specified pools.” These specified pools may include mortgage loans that (i) have low loan balances, (ii) are originated through the Home Affordable Refinance Program (“HARP”) or some other government program, (iii) are originated in certain states or geographic areas, (iv) have high loan-to-value ratios, (v) are the obligations of borrowers with credit scores that fall toward the lower end of the range of GSEs’ underwriting standards, or (vi) are secured by investor properties. The borrowers of these mortgage loans are believed to have less incentive to refinance. Accordingly, agency MBS collateralized by mortgage loans with these characteristics are believed to be better “protected” from prepayment risk than agency MBS collateralized by more generic pools of mortgage loans. In general, agency MBS backed by specified pools trade at a price premium over generic agency TBA securities. As of December 31, 2019, our agency MBS portfolio is comprised primarily of securities backed by specified pools selected for their lower prepayment characteristics.

To the extent that we employ greater leverage in our investment strategy, our exposure to the above market risks will generally be greater.  Accordingly, we carefully monitor our overall leverage levels to manage our exposure to interest rate, prepayment, extension, spread and credit risks.

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

Competition

Our success depends, in large part, on our ability to acquire our targeted mortgage investments at favorable spreads over our borrowing costs. In acquiring these assets, we compete with mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, mortgage real estate investment trusts, investment banking firms, other lenders, the U.S. Treasury, Fannie Mae, Freddie Mac, other governmental bodies, and other entities. In addition, there are numerous entities with similar asset acquisition objectives and others may be organized in the future which may increase competition for the available supply of our targeted mortgage investments that meet our investment objectives. Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market, which may also be impacted by competing borrowers. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all. In addition, competition is intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals. For a further discussion of the competitive factors affecting our business, see “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

Our Tax Status

We intend to elect to be taxed as a REIT under the Internal Revenue Code upon filing our tax return for our taxable year ended December 31, 2019.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  Any amounts not distributed are subject to U.S. federal and state corporate taxes.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes.

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

Net Operating Loss and Net Capital Loss Carryforwards

As of December 31, 2019, we had estimated net operating loss (“NOL”) carryforwards of $14.6 million that can be used to reduce our future distribution requirements. Our NOL carryforwards expire in 2028. As of December 31, 2019, we also had estimated net capital loss (“NCL”) carryforwards of $283.3 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $102.3 million in 2020, $66.9 million in 2021, $3.8 million in 2022 and $110.3 million in 2023.

Our ability to use our NOLs, NCLs and built-in losses would be limited if we experienced an “ownership change” under Section 382 of the Internal Revenue Code. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our common stock of more than 50% by one or more “5% shareholders” during a three-year period. Our Board of Directors adopted and our shareholders approved a shareholder rights agreement and the first amendment thereto, in an effort to protect against a possible limitation on the our ability to use our NOL carryforwards, NCL carryforwards, and built-in losses under Sections 382 and 383 of the Internal Revenue Code. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of our outstanding Class A common stock without the approval of our Board of Directors and triggering an “ownership change” as defined by Section 382.

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

Available Information

Our SEC filings are available to the public from commercial document retrieval services and at the internet website maintained by the SEC at http://www.sec.gov and on our website at http://www.arlingtonasset.com under “Investor Relations.”

Our website address is http://www.arlingtonasset.com. We make available free of charge through our website this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5 as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Bylaws, Statement of Business Principles (our code of ethics), Corporate Governance Guidelines, and the charters of our Audit, Compensation, and Nominating and Governance Committees are available on our website and are available in print, without charge, to any shareholder upon written request in writing c/o our Secretary at 6862 Elm Street, Suite 320, McLean, Virginia 22101.

Information on our website should not be deemed to be a part of this report or incorporated into any other filings we make with the SEC.

Employees

As of December 31, 2019, we had 11 employees. Our employees are not subject to any collective bargaining agreement, and we believe that we have good relations with our employees.

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

Our investment portfolio consists primarily of fixed-rate agency MBS with long-term maturities.  The majority of our funding is in the form of repurchase agreements with short-term maturities with a floating interest rate based on LIBOR (which is under reform and may be replaced).  We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and in the shape and slope of the yield curve.   Under a normal yield curve, long-term interest rates are higher relative to short-term interest rates.  In certain instances, the yield curve can become inverted when the short-term interest rates are higher than the long-term interest rates.

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

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. The success of our hedging transactions depends on our ability to accurately predict movements of interest rates and credit spreads. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Furthermore, our hedging strategies may adversely affect us because hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity, which may decrease our net interest margin. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the amount of leverage, the type of MBS held, the form and tenor of financing arrangements, and other changing market conditions.

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

When the market spread widens between the yield on our mortgage assets and benchmark interest rates, our net book value could decline if the fair value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates or if the fair value of our mortgage assets do not increase as much as the fair value decreases on our hedging instruments.  We refer to this scenario as an example of “spread risk” or “basis risk.” The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independently of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, changes in expected prepayments, or changes in required rates of return on different assets. Consequently, while we use various interest rate hedging instruments to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.

Declines in the market values of our investment portfolio may adversely affect our financial condition, results of operations, and market price of your investments in our securities.

Our investments are recorded at fair value with changes in fair value reported in net income. As a result, a decline in the fair value of our investments would reduce our net income and book value per share. Fair values for our investments can be volatile. The fair values can change rapidly and significantly, and changes can result from various factors, including changes in interest rates, actual and perceived risk, supply, demand, expected prepayment rates, and actual and projected credit performance. Declines in the market values of our investment portfolio would adversely affect our financial condition, results of operations, and market price of your investments in our securities.

Our mortgage investing strategy involves significant leverage, which could adversely affect our operations and negatively affect cash available for distribution to our shareholders.

We may increase our investment exposure in MBS or other investment opportunities by funding a portion of those acquisitions with repurchase agreements or other borrowing arrangements. To the extent that revenue derived from such levered assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in such assets on a leveraged basis. Conversely, if the revenue from our MBS does not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Because of the credit and interest rate risks inherent in our strategy, we closely monitor the leverage of our investment portfolio. From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio, changes in investment allocations and the timing and amount of acquisitions.

An increase in our borrowing costs relative to the interest we receive on our assets may impair our profitability and thus our cash available for distribution to our shareholders.

As our repurchase agreements and other short-term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might not otherwise choose to do so. Lenders may also seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. Due to the short-term nature of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to changes in short-term interest rates. An increase in short-term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings. This would reduce the returns on our assets, which might reduce earnings and in turn cash available for distribution to our shareholders.

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

We currently use repurchase agreements to finance our investments in residential MBS and other mortgage assets. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines in value, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to make distributions to our shareholders. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the bankruptcy code.

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

If we fail to maintain adequate financing through repurchase agreements or to renew or replace existing borrowings upon maturity, we will be limited in our ability to implement our investing activities, which will adversely affect our results of operations and may, in turn, negatively affect the market value of your investment in our securities and our ability to make dividends to our shareholders.

We depend upon repurchase agreement financing to purchase our target assets and reach our target leverage ratio. We cannot assure you that sufficient repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings based on, among other factors, the regulatory environment and their perceived risk. If we fail to obtain adequate funding or to renew or replace existing funding upon maturity, we will be limited in our ability to implement our business strategy, which will adversely affect our results of operations and may, in turn, negatively affect the market value of your investments in our securities and our ability to make dividends to our shareholders.

New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings over time.

We receive monthly cash flows consisting of principal and interest payments from many of our assets. Principal payments reduce the size of our current portfolio (i.e., reduce the amount of our long-term assets) and generate cash for us. We may also sell assets from time to time as part of our portfolio management and capital reallocation strategies. In order to maintain or grow our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal repayments and asset sales. New investment opportunities may not generate the same investment returns as our current investment portfolio. If the assets we acquire in the future earn lower returns than the assets we currently own, our reported earnings will likely decline over time as the older assets pay down, are called, or are sold.

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

In addition, the future roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency MBS, have broad adverse market implications and negatively impact us.  The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. On March 27, 2019, President Trump issued a memorandum directing the Secretary of the Treasury to develop a plan for administrative and legislative reforms to achieve the following housing reform goals: (i) ending the conservatorships of Fannie Mae and Freddie Mac upon the completion of specific reforms; (ii) facilitating competition in the housing finance market; (iii) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and (iv) providing that the Federal government is properly compensated for any explicit or implicit support it provides the GSEs or the secondary housing finance market.  On September 5, 2019, the U.S. Treasury released its plan of recommended legislative and administrative reforms to the housing finance system to achieve the goals outlined in the Presidential memorandum.  Since the release of the U.S. Treasury’s plan of recommended reforms to the housing finance system, there have been preliminary actions taken to advance the goals in the plan of recapitalizing and ending the conservatorship of the GSEs.  First, on September 27, 2019, the FHFA and U.S. Treasury entered into an agreement that permits Fannie Mae and Freddie Mac to retain up to $25 billion and $20 billion, respectively, in capital.  As part of the agreement, the liquidation preference of the U.S. Treasury’s senior preferred stock positions in Fannie Mae and Freddie Mac will be increased by a commensurate amount until the liquidation preferences increase by $22 billion for Fannie Mae and $17 billion for Freddie Mac.  Second, on October 4, 2019, the FHFA released a solicitation for advisory services to assist in the formulation and potential implementation of a roadmap to responsibly end the conservatorships of the GSE.

The passage of any additional new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency MBS.  We anticipate debate and discussion on residential housing and mortgage reform to continue throughout 2020; however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, be approved by Congress, or be affected by any executive actions and, if so, what the effect will be on our business.

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

The Federal Reserve’s balance sheet normalization program of reducing its holdings of longer-term U.S. Treasury securities and agency MBS may adversely affect the price and return associated with agency MBS.

In response to the global financial crisis that began in 2007, the Federal Reserve undertook extraordinary accommodative monetary policies, including large-scale open-market purchases of longer-term U.S. Treasury securities and agency MBS leading to a significant growth in the size of the Federal Reserve’s balance sheet.  In October 2017, the Federal Reserve initiated a balance sheet normalization policy to gradually reduce its holdings of U.S. Treasury securities and agency MBS by gradually reducing its reinvestment of principal payments of U.S. Treasury securities and agency MBS.  However,  in March 2019 the Federal Reserve modified its balance sheet normalization policy.  More specifically, the Federal Reserve stated that it would slow the pace of the reduction of its holdings of U.S. Treasury through the end of September 2019 with the goal of generally maintaining its aggregate holdings thereafter;  however, the Federal Reserve intends to continue to allow its holdings of agency MBS to decline with any principal payments from agency MBS reinvested in U.S. Treasury securities beginning in October 2019.

We cannot predict the impact of the Federal Reserve’s balance sheet normalization policy could have on the prices and liquidity of agency MBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates.  However, during periods in which the Federal Reserve reduces or ceases reinvestment of principal payments or undertakes outright sales of its securities portfolio, the price of agency MBS and U.S. Treasury securities will likely decline, mortgage spreads will likely widen, refinancing volumes will likely be lower and market volatility will likely be higher than would have been absent such actions and our net book value could be adversely affected.

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

As of December 31, 2019, we had total unsecured indebtedness (excluding payables, derivative liabilities and repurchase agreement financing) of $75.3 million, which includes $25.0 million in principal amount of our 6.625% senior notes due 2023, $35.3 million in principal amount of our 6.75% senior notes due 2025, and $15.0 million in principal amount of subordinated unsecured long-term debentures due between 2033 and 2035. Our level of indebtedness could have important consequences to you, because:

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

The expected future discontinuation of LIBOR and selection of an alternative reference rate may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018.  The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities.  These and other differences create the potential for basis risk between the two rates.  It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging.  The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

We are party to various financial instruments which include LIBOR as a reference rate.  As of December 31, 2019, these financial instruments include interest rate swap agreements, a mortgage loan investment, and preferred stock and unsecured notes issued by us.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. The process of transition involves operational risks, and it is possible that no transition will occur for many financial instruments. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

Our due diligence of potential investments may not reveal all of the liabilities associated with those investments and may not reveal aspects of the investments which could lead to lower expected investment returns or investment losses.

Before making certain investments, we may undertake due diligence efforts with respect to various aspects of the acquisition, including investigating the strengths and weaknesses of the originator or issuer of the asset and, in the case of purchases of non-agency MBS or mortgage loans, verifying certain aspects of the underlying securities, loans or properties themselves as well as other factors and characteristics that may be material to the performance of the investment. In making the assessment and otherwise conducting due diligence, we rely on resources available to us and, in some cases, third party information. There can be no assurance that any due diligence process that we conduct will uncover relevant facts that could be determinative of whether or not an investment will be successful.

Our investments in mortgage-related assets where the repayment of principal and interest is not guaranteed by a U.S. government agency or GSE subject us to a potential high risk of loss.

Investments in mortgage-related assets where repayment of principal and interest is not guaranteed by a U.S. government agency or GSE subject us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses of on the underlying mortgage loans.

Residential mortgage loans underlying non-agency residential MBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. A number of factors may impair a borrower's ability to repay the loan, including: loss of employment; divorce; illness; acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.

Commercial mortgage loans underlying commercial MBS are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, social unrest and civil disturbances.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-agency MBS and mortgage loan investments.  We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of third-party service providers related to our non-agency MBS and mortgage loan investments. We rely on the mortgage servicers who service the mortgage loans backing our non-agency MBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services.  We also rely on administrative agents who service the mortgage loans that we may directly invest in.  Mortgage servicers and other service providers to our MBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.

The failure of servicers to effectively service the mortgage loans underlying the non-agency MBS in our investment portfolio could materially and adversely affect us.

Most securitizations of mortgage loans require a servicer to manage collections on each of the underlying loans.  Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default.  If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated.  Additionally, servicers can perform loan modifications, which could potentially impact the value of our securities.  The failure of servicers to effectively service the mortgage loans underlying the non-agency MBS in our investment portfolio could negatively impact the value of our investments and our performance.  Servicer quality is of prime importance in the default performance of non-agency MBS.  If a servicer goes out of business, the transfer of servicing takes time and loans may become delinquent because of confusion or lack of attention.  When servicing is transferred, previously advanced principal and interest is often recaptured rapidly by the new servicer, which may have an adverse effect on non-agency MBS credit support. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable.  In the event the servicer does not advance funds, interest may be interrupted, even on more senior securities.  Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

Our investments may include subordinated tranches of non-agency MBS, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of non-agency MBS, which are subordinated classes of securities in a structure collateralized by a pool of mortgage loans and, accordingly, are among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal.  Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities.  As a result, such subordinated interests generally are less actively traded and may not provide holders thereof with liquid investments.  When we invest in securities that are illiquid, are unrated, have a higher risk of default or are difficult to value, such securities may be considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain.

Our investment portfolio may be concentrated in terms of credit risk.

Our investment portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations.  To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to pay dividends to our stockholders.  Our portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments are rated by nationally recognized statistical rating organizations.  Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future.  If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition.

Our mortgage loan investments secured by healthcare properties exposes us to additional risk of loss.

As of December 31, 2019, we own a mortgage loan investment that is secured by the real property of healthcare facilities and guaranteed by the operator of the facilities.  The revenues of the operators are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursements.  Expenses of these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent.  To the extent that any decrease in revenue or increase in operating expenses result in the facilities not generating enough cash to make payments to us, we would have to rely on the creditworthiness of the guarantor and the value of the collateral.  To the extent the value of the property is reduced, we may need to reduce the fair value of our mortgage loan investment and we could incur a realized loss upon the disposition of the investment.

The healthcare industry is highly competitive.  The operators of the facilities securing our mortgage loan investments compete on a local and regional basis with other properties and healthcare providers that provide comparable services.  We cannot be certain that the operators of our facilities will be able to achieve and maintain occupancy levels and rates that will enable them to meet our borrower’s obligations to us.

The operators and healthcare facilities securing our investments may also face litigation and may experience rising liability and insurance costs.  Litigation brought by individual patients and advocacy groups against operators of facilities can result in large damage awards of alleged abuses and may result in material increases in the costs incurred by operators, including increases to their costs of liability and medical malpractice insurance.

The operators and healthcare facilities are also subject to varying levels of federal, state, local and industry-regulated licensures, certification and inspection laws, regulations and standards.  The failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursements, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, loss of licensure or closure of the facility.  The operators and healthcare facilities rely on reimbursement from third-party payors, including Medicare and Medicaid programs, for their revenues.  Changes in the reimbursement rates or methods of payment insurance companies and Medicare and Medicaid programs could have a material adverse effect on the operators and healthcare facilities securing our mortgage loan investment.

Our investments are recorded at fair value based upon assumptions that are inherently subjective, and our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon their disposal.

We measure the fair value of our investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold because market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our securities could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

Our determination of the fair value of our agency MBS is based on price estimates provided by third-party pricing services. In general, pricing services heavily disclaim their valuations. Depending on the complexity and liquidity of a security, valuations of the same security can vary substantially from one pricing service to another. Non-agency MBS trade infrequently and may be considered illiquid. Our determination of the fair value of our non-agency MBS is based on significant unobservable inputs based on various assumptions made by management of the Company. These significant unobservable inputs may include assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.

We may change our investment strategy, hedging strategy, asset allocation and operational policies without shareholder consent, which may result in riskier investments and adversely affect the market value of our securities and our ability to make distributions to our shareholders.

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investment or hedge decisions that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. A change in our asset allocation could result in us making investments in securities, assets or business different from those described in this Annual Report on Form 10-K. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approves transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our securities and our ability to make distributions to our shareholders. Investing in assets other than residential MBS or pursuing business activities other than investing in residential MBS may not be successful and could adversely affect our results of operations and the market value of our securities.

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

The trading price of our securities may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest could depress our stock price regardless of our results. The following factors, among others, could contribute to the volatility of the price of our Class A common stock, Series B Preferred Stock, Series C Preferred Stock or Senior Notes:

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

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are beyond our control, including the market value of the investments we acquire, the performance of our hedging instruments, prepayment rates and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations, which could negatively affect the market price of our securities and our ability to pay dividends to our shareholders.

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

In the future, we may be the subject of indemnification assertions under our charter, Virginia law or these indemnification agreements by our current and former directors and officers who are or may become party to any action or proceeding. We maintain directors’ and officers’ insurance policies that may limit our exposure and enable us to recover a portion of any amounts paid with respect to such obligations. However, if our coverage under these policies is reduced, denied, eliminated or otherwise not available to us, our potential financial exposure would be increased. The maximum potential amount of future payments we could be required to make under these indemnification obligations could be significant. Amounts paid pursuant to our indemnification obligations could adversely affect our financial results and the amount of cash available for distribution to our shareholders.

Loss of our exclusion from regulation as an investment company under the 1940 Act would adversely affect us and may reduce the market price of our securities.

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

If we fail to maintain our exclusion and another exclusion or exemption is not available, we may be required to register as an investment company, or we may be required to acquire or dispose of assets in order to meet our exemption. Any such asset acquisitions or dispositions may include assets that we would not acquire or dispose of in the ordinary course of business, may be at unfavorable prices and result in a decline in the price of our securities. If we are required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), and portfolio composition, including restrictions with respect to diversification and industry concentration and other matters. Accordingly, registration under the 1940 Act could limit our ability to follow our current investment and financing strategies and result in a decline in the price of our securities.

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

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate swap futures, Eurodollar futures, U.S. Treasury note futures and options on futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the CFTC staff does not provide the no action letter relief we requested or if the CFTC otherwise determines that CPO registration and compliance is required of us, we may be obligated to furnish additional disclosures and reports, among other things. Further, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC’s rules thereunder, including the mortgage REIT no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We face competition for personnel, which could adversely affect our business and in turn negatively affect the market price of our securities and our ability to pay dividends to our shareholders.

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

We are dependent upon a small number of key senior professionals and the loss of any of these individuals could adversely affect our financial results which may, in turn, negatively affect the market price of our securities and our ability to pay dividends to our shareholders.

We currently do not have employment agreements with any of our senior officers and other key professionals. We cannot guarantee that we will continue to have access to members of our senior management team or other key professionals. The loss of any members of our senior management and other key professionals could materially and adversely affect our operating results.

We are highly dependent upon communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to pay dividends to our shareholders.

Our business is highly dependent upon communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. Many of these systems are primarily operated by third parties and, as a result, we have limited ability to ensure their continued operation. Furthermore, in the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems or third-party trading or information systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends to our shareholders.

We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.

We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from, and may be impacted by, cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts by sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software and frequent backups; however, there can be no guarantee that such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations and financial prospects, damage our reputation and involve significant legal and/or financial liabilities and penalties, including through lawsuits by third-parties.

If we issue additional debt securities or other equity securities that rank senior to our common stock, our operations may be restricted and we will be exposed to additional risk and the market price of our securities could be adversely affected.

If we decide to issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and inhibit our ability to make required distributions. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A common stock. Also, additional shares of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A common stock. We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our shareholders.

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

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes upon filing our tax return for our taxable year ended December 31, 2019, and we intend to operate so that we will qualify as a REIT. However, the U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

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

From time to time, we may be required to recognize taxable income from our assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. For example, if we purchase MBS at a discount, we generally are required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. In addition, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.  Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement.  They may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured.

If we do not have other funds available, we could be required to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or (iv) distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder, to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the corporate income tax and 4% excess tax in a particular year.  Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

The difference in character between our gains and losses on our agency MBS and our interest rate hedging transactions could make this situation more likely to occur.  The gains and losses on the sale of our agency MBS generally are characterized as capital for U.S. federal income tax purposes.  However, our income and losses from interest rate hedging transactions that are designated as hedges generally are characterized as ordinary for U.S. federal income tax purposes.  In general, to the extent that interest rates rise, the value of our interest rate hedging instruments increase in value while the value of our fixed-rate agency MBS decrease in value.

As a result, we could realize annual ordinary income from our interest rate hedges that would not be offset, for purposes of the REIT distribution requirements, by annual net capital losses on our fixed-rate agency MBS.  This could lead to a required distribution to our shareholders in excess of our net earnings, which could result in a reduction in our shareholders’ equity.

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

In addition to the limitations on ownership under our Rights Plan, our Amended and Restated Articles of Incorporation contain customary “ownership limitation” provisions that are designed to protect our ability to qualify as a REIT.  Pursuant to our Amended and Restated Articles of Incorporation, no person may own, or deemed to own by virtue of the attribution provisions of the Internal Revenue Code, in excess of (i) 9.9% of the number of the outstanding shares of our common stock, (ii) 9.9% in number of the outstanding shares of any class or series of our preferred stock, and (iii) 9.9% of the aggregate value of the outstanding shares of our equity stock.  Our Board of Directors may, in its sole discretion, with respect to any person, (i) grant an exemption from this 9.9% stock ownership limitation, and (ii) establish different ownership limitations for any such person.

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

To qualify as a REIT, we were required to distribute to our shareholders prior to the end of the taxable year ended December 31, 2019 all of our accumulated earnings and profits attributable to non-REIT years.  Based on an earnings and profits study we obtained from nationally recognized accountants, we do not believe that we had any accumulated earnings and profits attributable to non-REIT years. While we believe that we satisfied the requirements relating to the distribution of our non-REIT earnings and profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to non-REIT years, including our interpretation of the applicable law differently from the IRS. In addition, the IRS could, in auditing tax years through 2018, successfully assert that our taxable income should be increased, which could increase our non-REIT earnings and profits. Although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Internal Revenue Code.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock.  We cannot predict the long-term effect of any recent law changes or any future law changes on REITs and their stockholders.  Any such changes could have an adverse effect on the market value of our securities or our ability to make dividends to our shareholders.

Our ability to deduct our interest expense could be limited.

The Tax Cuts and Jobs Act imposes limitations on the deductibility of business interest expense. The business interest expense limitation applies to net interest expense (i.e., interest expense in excess of interest income).  Any disallowed interest expense may generally be carried forward to future taxable years, subject to additional requirements and limitations.  Because our activities generate substantial amounts of interest income, it is anticipated that the deductibility of our interest expense generally will not be impacted by the new limitation.  However, there can be no complete assurance that our activities will not produce net interest expense, the deductibility of which is limited by the new rules.

We may not be able to generate future taxable income to fully utilize NOL and NCL carryforwards.

As of December 31, 2019, we had an NOL carryforward of $14.6 million that expires in 2028 and an NCL carryforward of $283.3 million that begins to expire in 2020. We can utilize our NOL carryforward to reduce our REIT distribution requirement.  In addition, we can utilize our NCL carryforward to reduce our net capital gain income that would be subject to income taxes to the extent it is not distributed to our shareholders.  Utilizing our NOL and NCL carryforwards may allow us to reduce our required distributions to shareholders or income tax liability which would allow us to retain future taxable income as capital. However, we may not generate sufficient taxable income of the appropriate tax character to fully utilize these carryforwards prior to their expiration. To the extent that our NOL or NCL carryforwards expire unutilized, we may not fully realize the benefit of these tax attributes which could lead to higher annual distribution requirements or tax liabilities.

Our ability to use our tax benefits could be substantially limited if we experience an “ownership change.”

Our NOL and NCL carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Internal Revenue Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our REIT distribution requirement or taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for January 2020 is 2.07%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 6862 Elm Street, Suite 320, McLean, Virginia 22101. We lease our office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “AI.” As of January 31, 2020, there were approximately 107 record holders of our Class A common stock. However, most of the shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders.

Commencing with our taxable year ending December 31, 2019, we intend to elect to be taxed as a REIT under the Internal Revenue Code.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in “Item 1A Risk Factors.”  All distributions to shareholders will be made at the discretion of our Board of Directors and will depend upon our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.

In addition, holders of our Series B Preferred Stock and Series C Preferred Stock are entitled to receive cumulative cash dividends at a specified rate of each of their liquidation preference before holders of our common stock are entitled to receive any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

Our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using our cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by us under the Repurchase Program during the year ended December 31, 2019. As of December 31, 2019, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statement of Comprehensive Income Data (audited)
Interest income	$123,478	$130,953	$121,248	$105,336	$121,263
Interest expense	97,250	84,825	51,514	29,222	18,889
Net interest income	26,228	46,128	69,734	76,114	102,374
Investment advisory fee income	332	—	—	—	—
Investment gain (loss), net	2,197	(123,822)	5,874	(69,318)	(118,429)
General and administrative expenses	15,015	13,370	18,570	20,756	14,787
Income (loss) before income taxes	13,742	(91,064)	57,038	(13,960)	(30,842)
Income tax provision	—	733	39,603	27,387	38,561
Net income (loss)	13,742	(91,797)	17,435	(41,347)	(69,403)
Dividend on preferred stock	(2,600)	(590)	(251)	—	—
Net income (loss) available (attributable) to common stock	11,142	(92,387)	17,184	(41,347)	(69,403)
Other comprehensive loss, net of taxes	—	—	—	(12,371)	(23,501)
Comprehensive income (loss)	$13,742	$(91,797)	$17,435	$(53,718)	$(92,904)
Basic earnings (loss) per common share	$0.31	$(3.18)	$0.67	$(1.79)	$(3.02)
Diluted earnings (loss) per common share	$0.31	$(3.18)	$0.66	$(1.79)	$(3.02)

	December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data (audited)
Agency MBS, at fair value	$3,768,496	$3,982,106	$4,054,424	$3,911,375	$3,865,316
Non-agency MBS, at fair value	33,501	24	76	1,266	130,553
Mortgage loans, at fair value	45,000	—	—	—	—
Deferred tax assets, net	—	—	800	48,829	72,927
Total assets	4,000,114	4,099,450	4,160,529	4,116,951	4,178,336
Short-term secured debt	3,581,237	3,721,629	3,667,181	3,649,102	3,621,680
Long-term unsecured debt	74,328	74,104	73,880	73,656	73,433
Total stockholders’ equity	327,248	274,444	386,317	358,813	459,428
Other Financial Data (unaudited)
Book value per common share (1)	$7.86	$8.71	$13.43	$15.17	$19.98
Tangible book value per common share (2)	$7.86	$8.71	$13.40	$13.11	$16.81
Market price per share of Class A common stock (3)	$5.57	$7.24	$11.78	$14.82	$13.23
Cash dividends declared per common share	$1.05	$1.675	$2.275	$2.50	$3.00

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment firm that focuses on acquiring and holding a levered portfolio of mortgage investments.  Our mortgage investments generally consist of agency MBS and mortgage credit investments.  Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a GSE, such as Fannie Mae and Freddie Mac, or by a U.S. government agency, such as Ginnie Mae.  Our mortgage credit investments may include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, which we refer to as non-agency MBS.  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or U.S. government agency.

 We believe we leverage prudently our investment portfolio, as we seek to increase potential returns to our shareholders. We fund our investments primarily through short-term financing arrangements, principally through repurchase agreements.  We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate mortgage investment portfolio.

We intend to elect to be taxed as a REIT under the Internal Revenue Code upon filing our tax return for our taxable year ended December 31, 2019.  As a REIT we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes.

We are a Virginia corporation.  We are an internally managed company and we do not have an external investment advisor.

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;
•	changes in interest rates and prepayment rates;
•	conditions in the real estate and mortgage markets;
•	actions taken by the U.S. government, U.S. Federal Reserve, the U.S. Treasury and foreign central banks;
•	changes in laws and regulations and industry practices; and
•	other market developments.

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 1.92% as of December 31, 2019, a 77 basis point decrease from the prior year end.  The U.S. interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury rate, continued to flatten during most of the 2019 year, inverting for a period of time and reaching a low of negative five basis points in August 2019, before steepening to 35 basis points as of December 31, 2019.  The spread in rates between 10-year U.S. Treasuries and interest rate swaps narrowed four basis points during the year with the 10-year swap rate ending at 1.90%.  Interest rate and market volatility were at heightened levels during 2019.  The decline in mortgage rates, elevated prepayment expectations, flattening of the interest rate curve, reduced Federal Reserve support for agency MBS and other factors led to widening of the spread between the market yield on agency MBS and benchmark interest rates during 2019, resulting in the pricing of agency MBS underperforming interest rate hedges.

Following a two-year period in which the Federal Open Market Committee (“FOMC”) raised its target federal funds rate by 200 basis points, the FOMC lowered its target federal funds rate 25 basis points three times during 2019 to a current range of 1.50% to 1.75%.  After its meeting on December 11, 2019, the FOMC maintained its target range for the federal funds rate at 1.50% to 1.75%, commenting that, in its judgment, the current stance of monetary policy is appropriate to support sustained expansion of economic activity, strong labor market conditions, and inflation near its symmetric 2% objective. Based on federal fund futures prices, market participants currently expect that the FOMC will lower the target federal funds rate by 25 basis points up to two times over the next twelve months.

Earlier in 2019, the FOMC stated that it would modify its previously announced balance sheet normalization policy of gradually decreasing its reinvestment of U.S. Treasury securities and agency MBS.  After its meeting on December 11, 2019, the FOMC reaffirmed that it will reinvest all principal payments received on its U.S. Treasury securities and agency MBS holdings; however, principal payments received from its agency MBS will be reinvested in U.S. Treasury securities at a level to maintain its overall holdings in U.S. Treasury securities with any excess principal payments received reinvested in agency MBS.

Starting the week of September 16, 2019, the overnight rate for repurchase agreement (“repo”) financing of U.S. Treasury securities spiked meaningfully intraday from a rate in the low two percent range to a high in the nine percent range primarily due to a scarcity of bank reserves compared with the amount of U.S. Treasury bonds in the market.  Market participants have attributed this imbalance in the amount of available bank reserves compared to U.S. Treasury bond supply to a multiple of factors, including the Federal Reserve’s reversal of its quantitative easing policy leading to a reduction in the Federal Reserve’s balance sheet, increased federal government borrowing and U.S. Treasury bond issuances to fund federal budget deficits, and large cash payments reducing the amount of available reserves such as corporate quarterly income tax payments and the monthly settlement of U.S. Treasury security auctions.  In response, the Federal Reserve immediately increased bank reserves by offering repo financing for U.S. Treasury and mortgage securities in order to keep the federal funds rate in its target range and stabilize the overnight repo rate.  On December 11, 2019, the FOMC announced that it will continue to conduct overnight and term repo operations through at least January 2020, and that it will also purchase shorter-term U.S. Treasury bills at least into the second quarter of 2020 to maintain over time ample reserve balances at or above the level that prevailed in early September 2019.

Prepayment speeds in the fixed-rate residential mortgage market during 2019 increased from the prior year driven primarily by an increase in refinancing volumes due to a decrease in mortgage rates.  Housing prices continued to improve as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 3.3% annual gain in October 2019 and the overall index reaching a historical high.  The favorable economy, moderate mortgage rates and low supply of homes for sale have driven continued gains in housing, although the increase in housing prices is beginning to moderate.  However, reduced affordability is beginning to reduce sales of both new and existing single-family homes.

The following table presents certain key market data as of the dates indicated:

	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	Change - 2018 to 2019
30-Year FNMA Fixed Rate MBS (1)
2.5%	$94.30	$97.55	$99.27	$99.58	$98.92	$4.62
3.0%	97.36	99.58	100.80	101.55	101.39	4.03
3.5%	99.83	101.39	102.20	102.64	102.86	3.03
4.0%	101.83	102.86	103.33	103.80	104.02	2.19
4.5%	103.45	104.17	104.48	105.33	105.30	1.85
FNMA Current Coupon vs. 10-year Swap Rate	79 bps	70 bps	78 bps	105 bps	82 bps	3 bps

U.S. Treasury Rates (UST)
2-year UST	2.49%	2.26%	1.75%	1.62%	1.57%	-92 bps
3-year UST	2.46%	2.21%	1.71%	1.56%	1.61%	-85 bps
5-year UST	2.51%	2.23%	1.77%	1.54%	1.69%	-82 bps
7-year UST	2.59%	2.31%	1.88%	1.61%	1.83%	-76 bps
10-year UST	2.69%	2.41%	2.01%	1.66%	1.92%	-77 bps
30-year UST	3.02%	2.82%	2.53%	2.11%	2.39%	-63 bps
2-year to 10-year UST Spread	20 bps	15 bps	26 bps	4 bps	35 bps	15 bps

Interest Rate Swap Rates
2-year Swap	2.66%	2.38%	1.81%	1.63%	1.70%	-96 bps
3-year Swap	2.59%	2.31%	1.74%	1.55%	1.69%	-90 bps
5-year Swap	2.57%	2.28%	1.77%	1.50%	1.73%	-84 bps
7-year Swap	2.62%	2.32%	1.84%	1.51%	1.80%	-82 bps
10-year Swap	2.71%	2.41%	1.96%	1.56%	1.90%	-81 bps
30-year Swap	2.84%	2.58%	2.21%	1.71%	2.09%	-75 bps
2-year Swap to 2-year UST Spread	17 bps	12 bps	6 bps	1 bps	13 bps	-4 bps
10-year Swap to 10-year UST Spread	2 bps	0 bps	-5 bps	-10 bps	-2 bps	-4 bps

London Interbank Offered Rates (LIBOR)
1-month LIBOR	2.50%	2.49%	2.40%	2.02%	1.76%	-74 bps
3-month LIBOR	2.81%	2.60%	2.32%	2.09%	1.91%	-90 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

Fannie Mae and Freddie Mac commenced their “Single Security Initiative” on June 3, 2019.  The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac, under the direction of the Federal Housing Finance Committee, to develop a common MBS (referred to as a “Uniform MBS” or “UMBS”) to facilitate the combination of the separate TBA markets of each of the respective GSEs into a single, larger and more liquid market.  Existing Freddie Mac pass-through MBS issued prior to June 3, 2019 have a 45-day delay remittance cycle, in which principal and interest payments are remitted to holders 45 days after such payments are due on the underlying mortgage loans, while Fannie Mae MBS have a 55-day delay remittance cycle.  As a means to conform existing Freddie Mac MBS to Fannie Mae MBS, Freddie Mac began offering holders of existing Freddie Mac MBS the option to exchange their 45-day delay MBS for a 55-day delay “mirror” MBS which is ultimately collateralized by the same pool of loans as the original 45-day delay MBS for which it was exchanged.  For each 45-day MBS that a holder elects to exchange, at the time of the exchange, Freddie Mac will provide an upfront cash payment to the holder as compensation for the prospective 10-day monthly payment delay.  We may elect in the future to exchange some, or potentially all, of our existing Freddie Mac 45-day delay MBS for mirror 55-day delay MBS, depending upon our evaluation of the economics of the compensation payment, among other considerations.  Any exchanges of Freddie Mac MBS that we may ultimately elect to perform are not expected to materially impact our financial performance or operations.

In January 2014, the Consumer Financial Protection Bureau (“CFPB”) final rule became effective for a qualified mortgage as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly referred to as the “QM rule.”  A qualified mortgage is a mortgage that meets certain requirements for lender protection and secondary trading.  In general, a qualified mortgage (i) contains less risky loan features, such as interest-only periods, negative amortization or balloon payments, (ii) has limits on origination points and fees, (iii) has certain legal protection for lenders, and (iv) has debt-to-income ratio limits.  However, the QM rule contained an exemption from the debt-to-income ratio limits for mortgages eligible for purchase by either Fannie Mae or Freddie Mac, commonly referred to as the “QM patch,” which is set to expire on January 10, 2021.  On July 25, 2019, the CFPB announced that it plans to allow the QM patch to expire on its scheduled expiration date.  However, on January 17, 2020, the Director of the CFPB issued a letter to members of Congress stating that the CFPB  intends to propose replacing the debt-to-income ratio limit requirement of a qualified mortgage with an alternative measure of a borrower’s ability to repay, and the CFPB may extend the QM patch beyond its scheduled expiration date to accommodate the implementation of any proposed rulemaking.  If the QM patch were to expire, it is expected that the number of mortgage loans eligible to be purchased by Fannie Mae or Freddie Mac would decrease which could result in a decrease in the GSE’s market share while also potentially increasing the market share of non-agency MBS issuers.

On March 27, 2019, President Trump issued a memorandum directing the Secretary of the Treasury to develop a plan for administrative and legislative reforms to achieve the following housing reform goals: (i) ending the conservatorships of Fannie Mae and Freddie Mac upon the completion of specific reforms; (ii) facilitating competition in the housing finance market; (iii) establishing regulation of the GSEs in order to safeguard the safety and soundness of GSEs and minimizes the risks they pose to the financial stability of the United States; and (iv) providing that the Federal government is properly compensated for any explicit or implicit support it provides the GSEs or the secondary housing finance market.  On September 5, 2019, the U.S. Treasury released its plan of recommended legislative and administrative reforms to the housing finance system to achieve the goals outlined in the Presidential memorandum.

Since the release of the U.S. Treasury’s plan of recommended reforms to the housing finance system, there have been preliminary actions taken to advance the goals in the plan of recapitalizing and ending the government conservatorship of the GSEs.  First, on September 27, 2019, the FHFA and U.S. Treasury entered into an agreement that permits Fannie Mae and Freddie Mac to retain up to $25 billion and $20 billion, respectively, in capital.  As part of the agreement, the liquidation preference of the U.S. Treasury’s senior preferred stock positions in Fannie Mae and Freddie Mac will be increased by a commensurate amount until the liquidation preferences increase by $22 billion for Fannie Mae and $17 billion for Freddie Mac.  Second, on October 4, 2019, the FHFA released a solicitation for advisory services to assist in the formulation and potential implementation of a roadmap to responsibly end the conservatorships of the GSEs.

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

LIBOR Transition

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and LIBOR reflects term rates at different maturities while SOFR is an overnight rate. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are either higher or lower than if LIBOR were available in its current form, which could have a material adverse effect on our results.

We are party to various financial instruments which include LIBOR as a reference rate.  As of December 31, 2019, these financial instruments include interest rate swap agreements, a mortgage loan investment, and preferred stock and unsecured notes issued by the Company.

As of December 31, 2019, we had $2,985 million notional amount of interest rate swaps outstanding, including $1,335 million notional amount of interest rate swaps that expire after 2021.  Under the terms of our interest rate swap agreements, we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset.  All of our existing interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”).  The fallback terms of our current interest rate swap agreements were not designed to cover a permanent discontinuation of LIBOR.  Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations.  Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements.  ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR.  It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR.  It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions.  However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of December 31, 2019, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035.  Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of December 31, 2019, we had a $45.0 million mortgage loan investment that bears interest at one-month LIBOR plus a spread of 4.25% with a LIBOR floor of 2.00%.  The loan matures on December 30, 2021 with a one-year extension available at the option of the borrower.  Under the terms of the loan agreement, if the administrative agent of the loan determines that LIBOR cannot be determined and LIBOR has been succeeded by an alternative floating rate index (i) that is commonly accepted by market participants as an alternative to LIBOR as determined by the administrative agent, (ii) that is publicly recognized by ISDA as an alternative to LIBOR, and (iii) for which ISDA has approved an amendment to hedge agreements generally providing such floating rate index as a standard alternative to LIBOR, then the administrative agent would use such alternative floating rate index as the fallback rate.  If the administrative agent determines that no alternative rate index is available, then the fallback interest rate would be based on the prime rate plus an applicable spread.

As of December 31, 2019, we had 1,200,000 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $30.0 million.  The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference.  Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what

LIBOR should be from major banks in the interbank market.  If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion.  If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period.

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

Portfolio Overview

The following table summarizes our mortgage investment portfolio at fair value as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Agency MBS:
Specified agency MBS	$3,768,496	$3,982,106
Net long agency TBA dollar roll positions (1)	—	—
Total agency MBS	3,768,496	3,982,106
Mortgage credit investments:
Non-agency MBS	33,501	24
Mortgage loans	45,000	—
Total mortgage credit investments	78,501	24
Total mortgage investments	$3,846,997	$3,982,130

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value,” with a collective net asset carrying value of $438 as of December 31, 2018.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of December 31, 2019 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.5%	$118,954	$675	$119,629	$(1,458)	$118,171	$99.34	2.50%	8.4
3.0%	1,377,252	35,860	1,413,112	(5,182)	1,407,930	102.23	3.00%	7.2
3.5%	1,154,885	35,422	1,190,307	10,791	1,201,098	104.00	3.50%	5.2
4.0%	738,732	24,440	763,172	19,969	783,141	106.01	4.00%	5.0
4.5%	240,634	11,451	252,085	6,057	258,142	107.28	4.50%	4.8
5.5%	12	—	12	2	14	112.61	5.50%	5.9
Total/weighted-average	$3,630,469	$107,848	$3,738,317	$30,179	$3,768,496	$103.80	3.45%	6.0

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$1,522,569	$44,240	$1,566,809	$14,107	$1,580,916	$103.83	3.46%	6.0
Freddie Mac	2,107,900	63,608	2,171,508	16,072	2,187,580	103.78	3.44%	5.9
Total/weighted-average	$3,630,469	$107,848	$3,738,317	$30,179	$3,768,496	103.80	3.45%	6.0

The actual annualized prepayment rate for the Company’s agency MBS was 10.66% for the year ended December 31, 2019 compared to 9.42% for the year ended December 31, 2018.  As of December 31, 2019, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 74% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas, loans refinanced through the U.S. Government sponsored Home Affordable Refinance Program or with other characteristics selected for their relatively lower propensity for prepayment.

Our agency MBS investment portfolio may also include net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  As of December 31, 2019, we did not have any net long TBA agency positions.

Mortgage Credit Investment Portfolio

Our mortgage credit investment portfolio was comprised of a $45.0 million commercial mortgage loan and $33.5 million of non-agency MBS collateralized primarily by commercial mortgage loans, all of which were acquired during the fourth quarter of 2019. The Company’s non-agency MBS investments as of December 31, 2019 consisted primarily of investments collateralized by either a pool of small balance commercial mortgage loans or a single asset commercial mortgage loan.

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. During 2019, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements and exchange-traded 10-year U.S. Treasury note futures.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of December 31, 2019 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$2,050,000	1.77%	1.92%	0.15%	1.6
3 to less than 7 years	510,000	1.61%	1.92%	0.31%	6.0
7 to less than 10 years	400,000	2.24%	1.91%	(0.33)%	9.5
10 or more years	25,000	2.96%	1.90%	(1.06)%	28.2
Total / weighted-average	$2,985,000	1.81%	1.92%	0.11%	3.6

In addition to interest rate swap agreements, the Company may also use exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of December 31, 2019, the Company had no outstanding U.S. Treasury note futures.

Results of Operations

Net Interest Income

Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our specified agency MBS and mortgage credit investments (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions.

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

Investment Gain (Loss), Net

“Investment gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of the Company’s mortgage investments and periodic changes in the fair value (whether realized or unrealized) of derivative instruments.

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

Comparison of the years ended December 31, 2019 and 2018

The following table presents the net income (loss) available (attributable) to common stock reported for the years ended December 31, 2019 and 2018, respectively (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Interest income	$123,478	$130,953
Interest expense	97,250	84,825
Net interest income	26,228	46,128
Investment advisory fee income	332	—
Investment gain (loss), net	2,197	(123,822)
General and administrative expenses	15,015	13,370
Income (loss) before income taxes	13,742	(91,064)
Income tax provision	—	733
Net income (loss)	13,742	(91,797)
Dividend on preferred stock	(2,600)	(590)
Net income (loss) available (attributable) to common stock	11,142	(92,387)
Diluted earnings (loss) per common share	$0.31	$(3.18)
Weighted-average diluted common shares outstanding	35,833	29,052

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $19.9 million, or 43.2%, from $46.1 million for the year ended December 31, 2018 to $26.2 million for the year ended December 31, 2019. The decrease from the comparative period is primarily attributable to a 40 basis point increase in the average interest costs of our short-term secured financing arrangements (due primarily to an increase in prevailing benchmark short-term interest rates) as well as lower average leverage and portfolio volumes.

The components of GAAP net interest income from our mortgage investment portfolio is summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019			2018
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$3,961,257	$122,227	3.09%	$4,199,274	$130,258	3.10%
Mortgage credit investments	2,703	192	7.10%	—	—	—
Other	—	1,059		—	695
	$3,963,960	123,478	3.12%	$4,199,274	130,953	3.12%
Short-term secured debt	$3,690,093	(92,200)	(2.46)%	$3,817,870	(79,812)	(2.06)%
Long-term unsecured debt	74,225	(5,050)	(6.80)%	74,001	(5,013)	(6.77)%
	$3,764,318	(97,250)	(2.55)%	$3,891,871	(84,825)	(2.15)%
Net interest income/spread (1)		$26,228	0.66%		$46,128	1.06%
Net interest margin (1)			0.79%			1.22%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our mortgage investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2019
	vs.
	Year Ended December 31, 2018
	Rate	Volume	Total Change
Agency MBS	$(647)	$(7,384)	$(8,031)
Mortgage credit investments	—	192	192
Other	364	—	364
Short-term secured debt	(14,997)	2,609	(12,388)
Long-term unsecured debt	(23)	(14)	(37)
	$(15,303)	$(4,597)	$(19,900)

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income earned or expense incurred from interest rate swap agreements. We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of core general and administrative expenses. For a full description of each of the three aforementioned components of economic net interest income, see “Non-GAAP Core Operating Income” below.

The components of our economic net interest income are summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019			2018
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$3,961,257	$122,227	3.09%	$4,199,274	$130,258	3.10%
Mortgage credit investments	2,703	192	7.10%	—	—
TBA dollar rolls (1)	493,482	4,470	0.91%	1,138,229	20,929	1.84%
Other	—	1,059		—	695
Short-term secured debt	3,690,093	(92,200)	(2.46)%	3,817,870	(79,812)	(2.06)%
Interest rate swaps (2)	2,955,989	15,087	0.51%	3,457,218	6,266	0.18%
Long-term unsecured debt	74,225	(5,050)	(6.80)%	74,001	(5,013)	(6.77)%
Economic net interest income/margin (3)		$45,785	1.14%		$73,323	1.47%

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

The effects of changes in the composition of our investments on our economic net interest income from our mortgage investment and related funding and hedging activities are summarized below (dollars in thousands):

	Year Ended December 31, 2019
	vs.
	Year Ended December 31, 2018
	Rate	Volume	Total Change
Agency MBS	$(647)	$(7,384)	$(8,031)
Mortgage credit investments	—	192	192
TBA dollar rolls	(4,604)	(11,855)	(16,459)
Other	364	—	364
Short-term secured debt	(14,997)	2,609	(12,388)
Interest rate swaps	9,730	(909)	8,821
Long-term unsecured debt	(23)	(14)	(37)
	$(10,177)	$(17,361)	$(27,538)

Economic net interest income for the year ended December 31, 2019 decreased relative to the prior year primarily due to lower average leverage and portfolio volumes and higher financing costs on the unhedged portion of our short-term secured financing arrangements and implied TBA financing (driven primarily by an increase in prevailing benchmark short-term interest rates).

Investment Advisory Fee Income

We formed a wholly-owned subsidiary, Rock Creek Investment Advisors, LLC (“Rock Creek”), which was approved as a registered investment adviser and is regulated under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), in the fourth quarter of 2018 and commenced operations in December 2018.  Rock Creek provides investment advisory services to institutional clients on a separate account basis by investing primarily in agency MBS. Rock Creek earns investment management fee income based upon a percentage of the capital funded by a client to its separate managed account. During the year ended December 31, 2019, we recognized $0.3 million in investment advisory fee income.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our trading investments, which include agency MBS and mortgage credit investments, TBA transactions, and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018
Gains (losses) on agency MBS investments, net	$128,181	$(114,480)
Losses on mortgage credit investments, net	(152)	(42)
TBA commitments, net:
TBA dollar roll income	4,470	20,929
Other gains (losses) from TBA commitments, net	15,904	(64,627)
Total gains (losses) on TBA commitments, net	20,374	(43,698)
Interest rate derivatives:
Net interest income on interest rate swaps	15,087	6,266
Other (losses) gains from interest rate derivative instruments, net	(161,651)	27,775
Total (losses) gains on interest rate derivatives, net	(146,564)	34,041
Other, net	358	357
Investment gain (loss), net	$2,197	$(123,822)

During the years ended December 31, 2019 and 2018, agency MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 11.9%, from $13.4 million for the year ended December 31, 2018 to $15.0 million for the year ended December 31, 2019.

Compensation and benefits expensed increased by $1.9 million, or 22.9%, from $8.3 million for the year ended December 31, 2018 to $10.2 million for the year ended December 31, 2019.  The increase in compensation and benefits expenses is primarily attributable to a reversal of $1.9 million of expense recognized in prior periods due to a reduction in the number of employee long-term performance oriented stock-based compensation units expected to vest based on deterioration in performance metrics recognized for the year ended December 31, 2018 with no comparable reversal recognized for the year ended December 31, 2019.

Other general and administrative expenses decreased by $0.2 million, or 4.0%, from $5.0 million for the year ended December 31, 2018 to $4.8 million for the year ended December 31, 2019.

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

Comparison of the years ended December 31, 2018 and 2017

The following table presents the total comprehensive income (loss) reported for the years ended December 31, 2018 and 2017, respectively (dollars in thousands, except per share amounts):

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
GAAP Net Interest Income

GAAP net interest income decreased $23.6 million, or 33.9%, from $69.7 million for the year ended December 31, 2017 to $46.1 million for the year ended December 31, 2018. The decrease from the comparative period is primarily attributable to a 90 basis point increase in the average interest costs of our short-term secured financing arrangements due primarily to an increase in prevailing benchmark short-term interest rates, partially offset by an increase in the average asset yields of our specified agency MBS due to reinvestments from portfolio repositioning and monthly paydowns into higher current investment yields as a result of a rise in long-term interest rates and widening agency MBS spreads.

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

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income earned or expense incurred from interest rate swap agreements. We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of core general and administrative expenses. For a full description of each of the three aforementioned components of economic net interest income, see “Non-GAAP Core Operating Income” below.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, TBA transactions, and interest rate derivative instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017
(Losses) gains on trading investments, net	$(114,522)	$2,424
TBA commitments, net:
TBA dollar roll income	20,929	21,291
Other losses from TBA commitments, net	(64,627)	(4,580)
Total (losses) gains on TBA commitments, net	(43,698)	16,711
Interest rate derivatives:
Net interest income (expense) on interest rate swaps	6,266	(17,334)
Other gains from interest rate derivative instruments, net	27,775	3,847
Total gains (losses) on interest rate derivatives, net	34,041	(13,487)
Other, net	357	226
Investment (loss) gain, net	$(123,822)	$5,874

During the year ended December 31, 2018, agency MBS spreads widened meaningfully which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments. During the year ended

December 31, 2017, agency MBS spreads tightened modestly which resulted in the outperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

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

Income Tax Provision

For our taxable years ended December 31, 2018 and earlier, we were subject to taxation as a corporation under Subchapter C of the Internal Revenue Code.  For our taxable year ended December 31, 2018, we had NOL and NCL carryforwards that allowed us to eliminate any income tax liability for the year.  On December 27, 2018, our Board of Directors approved a plan for us to elect to be taxed and to operate in a manner that will allow us to qualify as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2019.  Since all significant actions necessary for us to qualify as a REIT effective January 1, 2019 were met as of December 31, 2018, we eliminated our deferred assets and liabilities as of that date.  Accordingly, our income tax provision for the year ended December 31, 2018 of $733 consists primarily of the elimination of our net deferred tax asset as of the beginning the year.

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

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with GAAP, we reported “non-GAAP core operating income.” We define core operating income as “economic net interest income” and investment advisory fee income less “core general and administrative expenses.”

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

•

Net interest income determined in accordance with GAAP.  Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our specified agency MBS and mortgage credit investments (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions.

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

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total general and administrative expenses” of the consolidated statements of comprehensive income less stock-based compensation expense.  For the year ended December 31, 2019, core general and administrative expenses exclude a non-recurring expense related to a one-time out-of-period payment made in 2019 for a business, professional and occupation license tax from Arlington County, Virginia for the 2018 tax year.  Refer to “Note 11. Income Taxes” for further information about the business, professional and occupation license tax and the associated payment made in 2019.

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the periods indicated (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2019	2018	2017
GAAP net interest income	$26,228	$46,128	$69,734
TBA dollar roll income	4,470	20,929	21,291
Interest rate swap net interest income (expense)	15,087	6,266	(17,334)
Economic net interest income	45,785	73,323	73,691
Investment advisory fee income	332	—	—
Core general and administrative expenses	(11,747)	(12,534)	(14,644)
Preferred stock dividend	(2,600)	(590)	(251)
Non-GAAP core operating income	$31,770	$60,199	$58,796

Non-GAAP core operating income per diluted common share	$0.89	$2.06	$2.26
Weighted average diluted common shares outstanding	35,833	29,269	26,011

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the periods indicated (amounts in thousands):

	For the Year Ended December 31,
	2019	2018	2017
GAAP net income (loss) before income taxes	$13,742	$(91,064)	$57,038
Add (less):
Total investment (gain) loss, net	(2,197)	123,822	(5,874)
Stock-based compensation expense	2,780	836	3,926
Preferred stock dividend	(2,600)	(590)	(251)
Non-recurring expense	488	—	—
Add back:
TBA dollar roll income	4,470	20,929	21,291
Interest rate swap net interest income (expense)	15,087	6,266	(17,334)
Non-GAAP core operating income	$31,770	$60,199	$58,796

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

Periodic fair value gains and losses recognized with respect to our mortgage investments and economic hedging instruments, which are reported in line item “total investment gain (loss), net” of our consolidated statements of comprehensive income, are excluded from the computation of non-GAAP core operating income as such gains on losses are not reflective of the economic interest income earned or interest expense incurred from our interest-bearing financial assets and liabilities during the indicated reporting period.  Because our long-term-focused investment strategy for our mortgage investment portfolio is to generate a net interest spread on the leveraged assets while prudently hedging periodic changes in the fair value of those assets attributable to changes in benchmark interest rates, we generally expect the fluctuations in the fair value of our mortgage investments and economic hedging instruments to largely offset one another over time.

A limitation of utilizing this non-GAAP financial measure is that the effect of accounting for “non-core” events or transactions in accordance with GAAP does, in fact, reflect the financial results of our business and these effects should not be ignored when evaluating and analyzing our financial results. For example, the economic cost or benefit of hedging instruments other than interest rate swap agreements, such as U.S. Treasury note futures or options, do not affect the computation of non-GAAP core operating income. In addition, our calculation of non-GAAP core operating income may not be comparable to other similarly titled measures of other companies.  Therefore, we believe that non-GAAP core operating income should be considered as a supplement to, and in conjunction with, net income and comprehensive income determined in accordance with GAAP. Furthermore, there may be differences between non-GAAP core operating income and taxable income determined in accordance with the Internal Revenue Code.  As a REIT, we are required to distribute at least 90% of our REIT taxable income (subject to certain adjustments) to qualify as a REIT and all of our taxable income in order to not be subject to any U.S. federal or state corporate income taxes. Accordingly, non-GAAP core operating income may not equal our distribution requirements as a REIT.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, meet margin calls on our short-term borrowings and hedging instruments, and for other general business purposes. Our primary sources of funds for liquidity consist of existing cash balances, short-term borrowings (for example, repurchase agreements), principal and interest payments from our mortgage investments, and proceeds from sales of mortgage investments. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities, or other securities registered pursuant to our effective shelf registration statement filed with the Securities and Exchange Commission (“SEC”).

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

As of December 31, 2019, our debt-to-equity leverage ratio was 11.2 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term secured financing (i.e. repurchase agreement financing), net payable or receivable for unsettled sales of securities and net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of December 31, 2019, our “at risk” short-term secured financing to investable capital ratio was 8.7 to 1.

Cash Flows

As of December 31, 2019, our cash and cash equivalents totaled $19.6 million representing a net decrease of $7.1 million from $26.7 million as of December 31, 2018. Cash provided by operating activities of $46.5 million during 2019 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $53.5 million during 2019 relates primarily to proceeds from sales and principal receipts on our agency MBS, partially offset by purchases of agency MBS and mortgage credit investments and net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $107.1 million during 2019 relates primarily to net repayments of repurchase agreements used to finance a portion of our mortgage investment portfolio and dividend payments to stockholders, partially offset by proceeds received from issuances of common and preferred stock.

Sources of Funding

We believe that our existing cash balances, net investments in mortgage investments, cash flows from operations, borrowing capacity, and other sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. We may, however, seek debt or equity financings, in public or private transactions, to provide capital for corporate purposes and/or strategic business opportunities, including possible acquisitions, joint ventures, alliances or other business arrangements which could require substantial capital outlays. Our policy is to evaluate strategic business opportunities, including acquisitions and divestitures, as they arise. There can be no assurance that we will be able to generate sufficient funds from future operations, or raise sufficient debt or equity on acceptable terms, to take advantage of investment opportunities that become available. Should our needs ever exceed these sources of liquidity, we believe that substantially most of our investments could be sold, in most circumstances, to provide cash. However, we may be required to sell our assets in such instances at depressed prices.

As of December 31, 2019, liquid assets consisted primarily of cash and cash equivalents of $19.6 million, unencumbered agency MBS of $98.4 million at fair value and unencumbered non-agency MBS of $2.7 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Debt Capital

Long-Term Unsecured Debt

As of December 31, 2019, we had $74.3 million of total long-term debt, net of unamortized debt issuance costs of $1.0 million. Our trust preferred debt with a principal amount of $15.0 million outstanding as of December 31, 2019 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of December 31, 2019 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of December 31, 2019 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

Repurchase Agreements

We have short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund our investments in mortgage investments. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. Funding for mortgage investments through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties.

Our repurchase agreements include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (“SIFMA”) and may be amended and supplemented in accordance with industry standards for repurchase facilities. Certain of our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default under the applicable repurchase agreement. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us to the counterparty.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (commonly referred to as a “margin call”), which may take the form of additional securities or cash. Margin calls on repurchase agreements collateralized by our mortgage investments primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates or prepayments. Our repurchase agreements generally provide that valuations for mortgage investments securing our repurchase agreements are to be obtained from a generally recognized source agreed to by both parties.  However, in certain circumstances and under certain of our repurchase agreements, our lenders have the sole discretion to determine the value of the mortgage investments securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that the margin call is made if the lender provides us notice prior to the margin notice deadline on such day.

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

Our repurchase agreements generally mature within 30 to 60 days, but may have maturities as short as one day and as long as one year. In the event that market conditions are such that we are unable to continue to obtain repurchase agreement financing for our mortgage investments in amounts and at interest rates consistent with our financing objectives, we may liquidate such investments and may incur significant losses on any such sales of mortgage investments.

The following table provides information regarding our outstanding repurchase agreement borrowings as of dates and periods indicated (dollars in thousands):

	December 31, 2019	December 31, 2018
Pledged with agency MBS:
Repurchase agreements outstanding	$3,560,139	$3,721,629
Agency MBS collateral, at fair value (1)	3,741,399	3,931,232
Net amount (2)	181,260	209,603
Weighted-average rate	2.10%	2.72%
Weighted-average term to maturity	23.7 days	17.3 days
Pledged with non-agency MBS:
Repurchase agreements outstanding	$21,098	$—
Non-agency MBS collateral, at fair value	30,747	—
Net amount (2)	9,649	—
Weighted-average rate	3.11%	—
Weighted-average term to maturity	8.1 days	—
Total MBS:
Repurchase agreements outstanding	$3,581,237	$3,721,629
MBS collateral, at fair value (1)	3,772,146	3,931,232
Net amount (2)	190,909	209,603
Weighted-average rate	2.11%	2.72%
Weighted-average term to maturity	23.6 days	17.3 days

(1)

As of December 31, 2019, includes $71,284 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets. Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of December 31, 2019, we had outstanding repurchase agreement balances with 16 counterparties and have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of December 31, 2019, no more than 6.0% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing 25.9% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of December 31, 2019:

	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	10	63.0%
Europe	2	15.2%
Asia	4	21.8%
	16	100.0%

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including (i) interest rate hedging instruments such as interest rate swaps, U.S. Treasury note futures, put and call options on U.S. Treasury note futures, Eurodollar futures, interest rate swap futures and options on agency MBS, and (ii) derivative instruments that economically serve as investments such as TBA purchase and sale commitments.

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

As of December 31, 2019, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (in thousands):

	December 31, 2019
	Notional Amount	Collateral Deposit
Interest rate swaps	$2,985,000	$37,122

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

Equity Capital

Common Equity Distribution Agreements

On February 22, 2017, we entered into separate common equity distribution agreements with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, up to 6,000,000 shares of our Class A common stock. On August 10, 2018, we entered into separate amendments to the equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc. (formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, up to 12,597,423 shares of our Class A common stock.

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

As of December 31, 2019, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of December 31, 2019, we had Series B Preferred Stock outstanding with a liquidation preference of $8.9 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of December 31, 2019, we had Series C Preferred Stock outstanding with a liquidation preference of $30.0 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of the Company’s common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

Preferred Equity Distribution Agreement

On May 16, 2017, we entered into an equity distribution agreement with JonesTrading Institutional Services LLC, pursuant to which we may offer and sell, from time to time, up to 1,865,000 shares of our Series B Preferred Stock.  On March 21, 2019, we entered into an amended and restated equity distribution agreement with JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research and Trading, LLC and Ladenburg Thalmann & Co. Inc., pursuant to which we may offer and sell, from time to time, up to 1,647,370 shares of our Series B Preferred Stock.  Pursuant to the Series B preferred equity distribution agreement, shares of our Series B Preferred stock may be offered and sold through the preferred equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

As of December 31, 2019, we had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

Common Share Repurchase Program

Our Board of Directors authorized the Repurchase Program pursuant to which we may repurchase up to 2.0 million shares of our Class A common stock.  As of December 31, 2019, 1,951,305 shares of Class A common stock remain available for repurchase under the repurchase program.

REIT Distribution Requirements

Commencing with our taxable year ending December 31, 2019, we intend to elect to be taxed as a REIT under the Internal Revenue Code.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments) to our shareholders.  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Contractual Obligations

We have contractual obligations to make future payments in connection with long-term unsecured debt and non-cancelable lease agreements and other contractual commitments. The following table sets forth these contractual obligations by fiscal year as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$25,000	$—	$50,300	$75,300
Interest on long-term debt (1)	4,750	4,750	4,750	3,922	3,094	7,361	28,627
Minimum rental commitments	52	65	55	—	—	—	172
	$4,802	$4,815	$4,805	$28,922	$3,094	$57,661	$104,099

(1)

Includes interest on (i) $25.0 million of Senior Notes due 2023 with a fixed annual interest rate of 6.625% that will mature on May 1, 2023 and (ii) $35.3 million of Senior Notes due 2025 with a fixed annual interest rate of 6.75% that will mature on March 15, 2025. Also includes interest on $15.0 million of trust preferred debt with variable interest rates indexed to three-month LIBOR and reset quarterly. Interest on trust preferred debt is based upon a weighted-average interest rate of 4.74%, which represents the weighted-average contractual interest rate in effect as of December 31, 2019. The trust preferred debt will mature beginning in October 2033 through July 2035.

Off-Balance Sheet Arrangements and Other Commitments

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of December 31, 2019, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. See Note 15 to our consolidated financial statements under “Item 8 - Financial Statements and Supplementary Data.”

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Although the Company bases these estimates and assumptions on historical experience and all other information available as of the time that the financial statements are prepared, such estimates frequently require management to exercise significant subjective judgment about matters that are inherently uncertain. Actual results may differ from these estimates, which could have a significant and potentially adverse effect on our financial condition, results of operations, and cash flows. A summary of our significant accounting policies is included in “Note 3. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Our most critical accounting estimates, which are those accounting estimates that require the highest degree of management judgment due to the inherent level of estimation uncertainty, relate to the measurement of the fair value of our investments in mortgage investments and income taxes.

Fair Value of Investments in MBS

Inputs to fair value measurements of the Company’s investments in MBS include price estimates obtained from third-party pricing services. In determining fair value, third-party pricing services use a market approach. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third party pricing sources to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date. Changes in the market environment that may occur over the holding period of our MBS investments may cause the gains or losses that are ultimately realized to differ from those currently recognized in our consolidated financial statements based upon their current valuations.

Recently Issued Accounting Pronouncements

Refer to “Note 3. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a summary of recently issued accounting pronouncements and their effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, spread risk, credit risk, liquidity risk and regulatory risk. See “Item 1 - Business” in this Annual Report on Form 10-K for discussion of our risk management strategies related to these market risks. The following is additional information regarding certain of these market risks.

Interest Rate Risk

We are exposed to interest rate risk in our MBS portfolio. Our investments in MBS are financed with short-term borrowing facilities such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate hedging instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate hedging instruments include interest rate swaps as well as U.S. Treasury note futures, options on U.S. Treasury note futures, and options on agency MBS. Historically, we have also utilized Eurodollar futures and interest rate swap futures.

Changes in both short- and long-term interest rates affect us in several ways, including our financial position. As interest rates increase, the fair value of fixed-rate MBS may be expected to decline, prepayment rates may be expected to decrease and duration may be expected to extend. However, an increase in interest rates results in an increase in the fair value of our interest rate hedging instruments. Conversely, if interest rates decline, the fair value of fixed-rate MBS is generally expected to increase while the fair value of our interest rate hedging instruments is expected to decline.

The tables that follow illustrate the estimated change in fair value for our current investments in MBS and derivative instruments under several hypothetical scenarios of interest rate movements. For the purposes of this illustration, interest rates are defined by the U.S. Treasury yield curve. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Our estimate of the change in the fair value of MBS is based upon the same assumptions we use to manage the impact of interest rates on the portfolio. The interest rate sensitivity of our MBS and TBA commitments is derived from The Yield Book, a third-party model. Actual results could differ significantly from these estimates. The effective durations are based on observed fair value changes, as well as our own estimate of the effect of interest rate changes on the fair value of the investments, including assumptions regarding prepayments based, in part, on age and interest rate of the mortgages underlying the MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of historical interest rate conditions.

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

	December 31, 2019
	Value	Value with 50 Basis Point Increase in Interest Rates	Value with 50 Basis Point Decrease in Interest Rates
Agency MBS	$3,768,496	$3,692,243	$3,821,569
Non-agency MBS	33,501	32,640	34,392
Interest rate swaps	1,409	50,942	(48,128)
Equity available to common stock	288,397	260,819	292,825
Book value per common share	$7.86	$7.11	$7.98
Book value per common share percent change		-9.56%	1.54%

	December 31, 2019
	Value	Value with 100 Basis Point Increase in Interest Rates	Value with 100 Basis Point Decrease in Interest Rates
Agency MBS	$3,768,496	$3,596,772	$3,855,860
Non-agency MBS	33,501	31,809	35,315
Interest rate swaps	1,409	100,478	(97,664)
Equity available to common stock	288,397	214,052	278,504
Book value per common share	$7.86	$5.83	$7.59
Book value per common share percent change		-25.78%	-3.43%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.2 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of December 31, 2019.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2019
	Value	Value with 10 Basis Point Increase in Agency MBS Spreads	Value with 10 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$3,768,496	$3,749,061	$3,787,931
TBA commitments	—	—	—
Equity available to common stock	288,397	268,962	307,832
Book value per common share	$7.86	$7.33	$8.39
Book value per common share percent change		(6.74)%	6.74%

	December 31, 2019
	Value	Value with 25 Basis Point Increase in Agency MBS Spreads	Value with 25 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$3,768,496	$3,719,909	$3,817,083
TBA commitments	—	—	—
Equity available to common stock	288,397	239,810	336,984
Book value per common share	$7.86	$6.54	$9.18
Book value per common share percent change		(16.85)%	16.85%

Credit Risk

Unlike our agency MBS investments, our mortgage credit investments do not carry a credit guarantee from a GSE or government agency.  Accordingly, our mortgage credit investments expose us to credit risk.  Credit risk, sometimes referred to as non-performance or non-payment risk, is the risk that we will not receive, in full, the contractually required principal or interest cash flows stemming from our investments due to an underlying borrower’s or issuer’s default on their obligation.  Upon a mortgage loan borrower’s default, a foreclosure sale or other liquidation of the underlying mortgaged property will result in a credit loss if the liquidation proceeds fall short of the mortgage loan’s unpaid principal balance and unpaid accrued interest.

We accept exposure to credit risk at levels we deem prudent within our overall investment strategy and our evaluation of the potential risk-adjusted returns.  We attempt to manage our exposure to credit risk through prudent asset selection resulting from pre-acquisition due diligence, on-going performance monitoring subsequent to acquisition, and the disposition of assets for which we identify negative credit trends.

Some of our mortgage credit investments have credit enhancements that mitigate our exposure to the credit risk of the underlying mortgage loans.  As of December 31, 2019, most of our investments in commercial MBS were “mezzanine” interests in an underlying commercial mortgage loan (or an underlying pool of commercial mortgage loans) that have structural credit enhancement in the form of subordinated interests.  Credit losses incurred on the underlying mortgage loans collateralizing our investments in mezzanine commercial MBS are allocated on a “reverse sequential” basis. Accordingly, any credit losses realized on the underlying mortgage loans are first absorbed by the beneficial interests subordinate to our mezzanine commercial MBS, to the extent of their respective principal balance, prior to being allocated to our investments.

There is no guarantee that our attempts to manage our credit risk will be successful.  We could experience substantial losses if the credit performance of the mortgage loans to which we are exposed falls short of our expectations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2019, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version). Based on management’s assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2020 Annual Meeting of Shareholders (our 2020 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2020 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2020 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2020 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2020 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2019, included in “Item 8 - Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)
•	Consolidated Balance Sheets as of December 31, 2019 and 2018 (page F-4)
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 (page F-5)
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017 (page F-6)
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 (page F-8)
•	Notes to Consolidated Financial Statements (page F-9)

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

Exhibit Number	Exhibit Title
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

3.05	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2011).
3.06	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2015).
3.07	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2016).
3.08	Amendment No. 3 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2019).
3.09	Amendment No. 4 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2019).
4.01

Indenture governing the Senior Debt Securities by and between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).

4.02

Indenture governing the Subordinated Debt Securities by and between the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).

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

4.05	Form of Senior Note. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).
4.06	Form of Subordinated Note. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).
4.07	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Company on May 1, 2013).
4.08	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).
4.09	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).
4.10	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2018).
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

4.14

Form of specimen certificate representing the shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on March 11, 2019).

4.15	Description of Registrant’s Securities.†
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*
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

10.05	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2011).*

Exhibit Number	Exhibit Title
10.06	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).*
10.07

Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).*

10.08

Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).*

10.09

Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on July 15, 2014).*

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

10.21

Retirement and Consulting Agreement dated June 6, 2019, by and between Arlington Asset Investment Corp. and Eric F. Billings (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019).

21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	INSTANCE DOCUMENT**
101.SCH	SCHEMA DOCUMENT**
101.CAL	CALCULATION LINKBASE DOCUMENT**
101.LAB	LABELS LINKBASE DOCUMENT**
101.PRE	PRESENTATION LINKBASE DOCUMENT**

Exhibit Number	Exhibit Title
101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Compensatory plan or arrangement.
**

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 24, 2020	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Richard E. Konzmann and each of them as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	February 24, 2020
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ RICHARD E. KONZMANN	Executive Vice President, Chief Financial Officer and Treasurer	February 24, 2020
RICHARD E. KONZMANN	(Principal Financial Officer)
/s/ BENJAMIN J. STRICKLER	Vice President, Chief Accounting Officer and Controller	February 24, 2020
BENJAMIN J. STRICKLER	(Principal Accounting Officer)
/s/ DANIEL E. BERCE	Chairman of the Board	February 24, 2020
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	February 24, 2020
DAVID W. FAEDER

/s/ MELINDA H. MCCLURE	Director	February 24, 2020
MELINDA H. MCCLURE

/s/ RALPH S. MICHAEL III	Director	February 24, 2020
RALPH S. MICHAEL III

/s/ ANTHONY P. NADER III	Director	February 24, 2020
ANTHONY P. NADER III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Arlington Asset Investment Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
McLean, VA

February 24, 2020 We have served as the Company’s auditor since 2002.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$19,636	$26,713
Interest receivable	10,663	13,349
Sold securities receivable	71,199	—
Agency mortgage-backed securities, at fair value	3,768,496	3,982,106
Non-agency mortgage-backed securities, at fair value	33,501	24
Mortgage loans, at fair value	45,000	—
Derivative assets, at fair value	1,417	438
Deposits	37,123	61,052
Other assets	13,079	15,768
Total assets	$4,000,114	$4,099,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$3,581,237	$3,721,629
Interest payable	4,666	4,646
Accrued compensation and benefits	3,626	3,732
Dividend payable	8,494	11,736
Derivative liabilities, at fair value	8	6,959
Other liabilities	507	2,200
Long-term unsecured debt	74,328	74,104
Total liabilities	3,672,866	3,825,006
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 354,039 and 350,595 shares issued and outstanding, respectively (liquidation preference of $8,851 and $8,765, respectively)	8,270	8,245
Series C Preferred stock, $0.01 par value, 1,200,000 and -0- shares issued and outstanding, respectively (liquidation preference of $30,000 and $-0-, respectively)	28,944	—
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 36,755,387 and 30,497,998 shares issued and outstanding, respectively	368	305
Additional paid-in capital	2,049,292	1,997,876
Accumulated deficit	(1,759,626)	(1,731,982)
Total stockholders’ equity	327,248	274,444
Total liabilities and stockholders’ equity	$4,000,114	$4,099,450

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Interest income
Agency mortgage-backed securities	$122,227	$130,258	$120,968
Non-agency mortgage-backed securities	184	20	101
Mortgage loans	8	—	—
Other	1,059	675	179
Total interest income	123,478	130,953	121,248
Interest expense
Short-term secured debt	92,200	79,812	46,648
Long-term unsecured debt	5,050	5,013	4,866
Total interest expense	97,250	84,825	51,514
Net interest income	26,228	46,128	69,734
Investment advisory fee income	332	—	—
Investment gain (loss), net
Gain (loss) on trading investments, net	128,029	(114,522)	2,424
(Loss) gain from derivative instruments, net	(126,190)	(9,657)	3,224
Other, net	358	357	226
Total investment gain (loss), net	2,197	(123,822)	5,874
General and administrative expenses
Compensation and benefits	10,194	8,329	13,203
Other general and administrative expenses	4,821	5,041	5,367
Total general and administrative expenses	15,015	13,370	18,570
Income (loss) before income taxes	13,742	(91,064)	57,038
Income tax provision	—	733	39,603
Net income (loss)	13,742	(91,797)	17,435
Dividend on preferred stock	(2,600)	(590)	(251)
Net income (loss) available (attributable) to common stock	$11,142	$(92,387)	$17,184
Basic earnings (loss) per common share	$0.31	$(3.18)	$0.67
Diluted earnings (loss) per common share	$0.31	$(3.18)	$0.66
Weighted-average common shares outstanding (in thousands)
Basic	35,709	29,052	25,649
Diluted	35,833	29,052	26,011

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Class B Common Stock (#)	Class B Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2016	—	$—	23,607,111	$236	20,256	$—	$1,910,284	$(1,551,707)	$358,813
Net income	—	—	—	—	—	—	—	17,435	17,435
Conversion of Class B common stock to Class A common stock	—	—	20,256	—	(20,256)	—	—	—	—
Issuance of Class A common stock	—	—	4,472,083	45	—	—	61,168	—	61,213
Issuance of Class A common stock under stock-based compensation plans	—	—	74,000	—	—	—	—	—	—
Issuance of preferred stock	303,291	7,108	—	—	—	—	—	—	7,108
Repurchase of Class A common stock under stock-based compensation plans	—	—	(32,729)	—	—	—	(437)	—	(437)
Stock-based compensation	—	—	—	—	—	—	3,926	—	3,926
Dividends declared	—	—	—	—	—	—	—	(61,741)	(61,741)
Balances, December 31, 2017	303,291	$7,108	28,140,721	$281	—	$—	$1,974,941	$(1,596,013)	$386,317

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2017	303,291	$7,108	28,140,721	$281	$1,974,941	$(1,596,013)	$386,317
Net loss	—	—	—	—	—	(91,797)	(91,797)
Issuance of Class A common stock	—	—	2,226,557	23	22,303	—	22,326
Issuance of Class A common stock under stock-based compensation plans	—	—	164,585	1	123	—	124
Issuance of preferred stock	47,304	1,137	—	—	—	—	1,137
Repurchase of Class A common stock under stock-based compensation plans	—	—	(33,865)	—	(327)	—	(327)
Cumulative-effect of accounting change (see Note 10)	—	—	—	—	—	4,059	4,059
Stock-based compensation	—	—	—	—	836	—	836
Dividends declared	—	—	—	—	—	(48,231)	(48,231)
Balances, December 31, 2018	350,595	$8,245	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)

(Dollars in thousands)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2018	350,595	$8,245	—	$—	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444
Net income	—	—	—	—	—	—	—	13,742	13,742
Issuance of Class A common stock	—	—	—	—	6,000,000	60	48,734	—	48,794
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	294,014	3	106	—	109
Issuance of preferred stock	3,444	25	1,200,000	28,944	—	—	—	—	28,969
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(36,625)	—	(204)	—	(204)
Stock-based compensation	—	—	—	—	—	—	2,780	—	2,780
Dividends declared	—	—	—	—	—	—	—	(41,386)	(41,386)
Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$13,742	$(91,797)	$17,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Total investment (gain) loss, net	(2,197)	123,822	(5,874)
Net premium amortization on mortgage-backed securities	26,463	31,796	33,353
Deferred tax provision	—	733	38,897
Other	2,932	870	3,497
Changes in operating assets
Interest receivable	2,686	(803)	(900)
Other assets	4,539	(116)	717
Changes in operating liabilities
Interest payable and other liabilities	(1,494)	527	1,296
Accrued compensation and benefits	(106)	(1,283)	(391)
Net cash provided by operating activities	46,565	63,749	88,030
Cash flows from investing activities
Purchases of non-agency mortgage-backed securities	(33,484)	—	—
Purchases of agency mortgage-backed securities	(4,303,811)	(2,945,759)	(3,137,435)
Purchases of mortgage loans	(45,000)	—	—
Proceeds from sales of non-agency mortgage-backed securities	—	—	1,268
Proceeds from sales of agency mortgage-backed securities	4,028,260	2,387,180	2,482,703
Receipt of principal payments on non-agency mortgage-backed securities	2	8	17
Receipt of principal payments on agency mortgage-backed securities	519,533	484,621	480,661
(Payments for) proceeds from derivatives and deposits, net	(112,027)	(8,712)	24,674
Other	31	21	432
Net cash provided by (used in) investing activities	53,504	(82,641)	(147,680)
Cash flows from financing activities
(Repayments of) proceeds from repurchase agreements, net	(140,392)	54,448	18,079
Proceeds from issuance of common stock	48,796	22,326	61,213
Proceeds from issuance of preferred stock	28,970	1,137	7,108
Dividends paid	(44,520)	(53,920)	(59,930)
Net cash (used in) provided by financing activities	(107,146)	23,991	26,470
Net (decrease) increase in cash and cash equivalents	(7,077)	5,099	(33,180)
Cash and cash equivalents, beginning of year	26,713	21,614	54,794
Cash and cash equivalents, end of year	$19,636	$26,713	$21,614
Supplemental cash flow information
Cash payments for interest	$97,006	$84,373	$50,306
Cash payments for taxes	$—	$8	$28
Cash receipt for refund of prior alternative minimum tax payments	$4,566	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses on acquiring and holding a levered portfolio of mortgage investments generally consisting of agency mortgage-backed securities (“MBS”) and mortgage credit investments.  The Company’s agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”). The Company’s mortgage credit investments may include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, which the Company refers to as non-agency MBS. The principal and interest of the Company’s mortgage credit investments are not guaranteed by a GSE or a U.S. government agency.

Arlington Asset is a Virginia corporation that is internally managed and does not have an external investment advisor.

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

Note 3. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2019 and 2018, approximately 97% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Non-Agency MBS

The Company recognizes interest income for its investments in non-agency MBS by applying the prospective level-yield methodology required by GAAP for securitized financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.  The amount of periodic interest income recognized is determined by applying the security’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses.

In each subsequent quarterly reporting period, the amount and timing of cash flows expected to be collected from the security are re-estimated based upon current information and events. The following table provides a description of how periodic changes in the estimate of cash flows expected to be collected affect interest income recognition prospectively for investments in non-agency MBS:

Scenario:	Effect on Interest Income Recognition for Investments in Non-Agency MBS:

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

	Year Ended December 31,
(Shares in thousands)	2019	2018	2017
Basic weighted-average common shares outstanding	35,709	29,052	25,649
Performance share units and unvested restricted stock	124	—	362
Diluted weighted-average common shares outstanding	35,833	29,052	26,011
Net income (loss) available (attributable) to common stock	$11,142	$(92,387)	$17,184
Basic earnings (loss) per common share	$0.31	$(3.18)	$0.67
Diluted earnings (loss) per common share	$0.31	$(3.18)	$0.66

The diluted loss per share for the year ended December 31, 2018 did not include the antidilutive effect of 216,238 shares of unvested shares of restricted stock and performance share units.

Other Significant Accounting Policies

The Company’s other significant accounting policies are described in the following notes:

Investments in agency MBS, subsequent measurement	Note 4
Investments in non-agency MBS, subsequent measurement	Note 5
Investments in mortgage loans, subsequent measurement	Note 6
Borrowings	Note 7
To-be-announced agency MBS transactions, including “dollar rolls”	Note 8
Derivative instruments	Note 8
Balance sheet offsetting	Note 9
Fair value measurements	Note 10
Income taxes	Note 11
Stock-based compensation	Note 14

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

January 1, 2019

The primary impact of the adoption of ASU No. 2016-02 was the recognition of lease liabilities and associated right-of-use assets, as a component of “Other liabilities” and “Other assets,” respectively, on the Company’s consolidated balance sheets as of December 31, 2019.  The adoption of ASU No. 2016-02 did not have an effect on the timing or amount of periodic lease expense recognized in net income.  The adoption of ASU No. 2016-02 did not have a material effect on the Company’s consolidated financial statements.

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

This update will not affect the accounting for investments in debt securities or loans that are measured at fair value with changes in fair value recognized in current period earnings.

January 1, 2020

As of December 31, 2019, all of the Company’s investments in debt securities and loans are measured at fair value with changes in fair value recognized in current period earnings. Accordingly, the Company does not expect ASU No. 2016-13 to have a material impact on its consolidated financial statements.

Note 4. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2019 and 2018, the fair value of the Company’s investments in agency MBS were $3,768,496 and $3,982,106, respectively. As of December 31, 2019 and 2018, all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

All periodic changes in the fair value of agency MBS that are not attributed to interest income are recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment gain (loss), net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in agency MBS:

	Year Ended December 31,
	2019	2018	2017
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$37,851	$(59,676)	$(1,621)
Agency MBS sold during the period	90,330	(54,804)	3,987
Total	$128,181	$(114,480)	$2,366

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 8. Derivative Instruments” for further information about dollar rolls.

Note 5. Investments in Non-Agency MBS

The Company has elected to classify its investments in non-agency MBS as trading securities.  Accordingly, the Company’s investments in non-agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2019 and 2018, the fair value of the Company’s investments in non-agency MBS were $33,501 and $24, respectively.

As of December 31, 2019, substantially all of the Company’s investments in non-agency MBS represent beneficial interests in mortgages on commercial real property (commercial MBS or “CMBS”).  The majority of the Company’s investments in CMBS represent initial issuances of “mezzanine” interests in an underlying commercial mortgage loan (or an underlying pool of commercial mortgage loans). The underlying commercial mortgage loans generally have initial interest-only periods.  After the initial interest-only period, the terms of the underlying mortgage loan may require the entire principal amount to be repaid in a lump sum at loan maturity (known as a “balloon” payment) or they may require principal to be repaid over an amortization period.  The majority of the mortgage loans that serve as collateral for the Company’s investments in CMBS carry prepayment penalties or yield maintenance provisions that are generally designed such that, in the event of prepayment, the investor is able to attain an investment yield comparable to that which would have been attained had the borrower made all contractual interest payments through the contractual maturity date of the loan.

Credit losses incurred on the underlying mortgage loans collateralizing the Company’s investments in mezzanine CMBS are allocated on a “reverse sequential” basis. Accordingly, any credit losses realized on the underlying mortgage loans are first absorbed by the beneficial interests subordinate to the Company’s CMBS, to the extent of their respective principal balance, prior to being allocated to Company’s investments. Periodic interest accrues on each security’s outstanding principal balance at its contractual coupon rate.

All periodic changes in the fair value of non-agency MBS that are not attributed to interest income are recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment gain (loss), net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in non-agency MBS:

	Year Ended December 31,
	2019	2018	2017
Net gains (losses) recognized in earnings for:
Non-agency MBS still held at period end	$(152)	$(42)	$58
Non-agency MBS sold during the period	—	—	—
Total	$(152)	$(42)	$58

Note 6. Investments in Mortgage Loans

On December 31, 2019, the Company acquired a $45,000 mortgage loan secured by a first lien position in healthcare facilities.   The mortgage loan bears interest at a quarterly floating note rate equal to one-month LIBOR plus 4.25% with a note rate floor of 6.25%.  The maturity date of the loan is December 31, 2021 with a one-year extension available at the option of the borrower.  The mortgage loan has an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity.

The Company recognizes interest income on its mortgage loan investment based upon the contractual note rate of the loan.  The Company has elected to account for its mortgage loan investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.

Note 7. Borrowings

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

As of December 31, 2019 and 2018, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	December 31, 2019	December 31, 2018
Pledged with agency MBS:
Repurchase agreements outstanding	$3,560,139	$3,721,629
Agency MBS collateral, at fair value (1)	3,741,399	3,931,232
Net amount (2)	181,260	209,603
Weighted-average rate	2.10%	2.72%
Weighted-average term to maturity	23.7 days	17.3 days
Pledged with non-agency MBS:
Repurchase agreements outstanding	$21,098	$—
Non-agency MBS collateral, at fair value	30,747	—
Net amount (2)	9,649	—
Weighted-average rate	3.11%	—
Weighted-average term to maturity	8.1 days	—
Total MBS:
Repurchase agreements outstanding	$3,581,237	$3,721,629
MBS collateral, at fair value (1)	3,772,146	3,931,232
Net amount (2)	190,909	209,603
Weighted-average rate	2.11%	2.72%
Weighted-average term to maturity	23.6 days	17.3 days

(1)

As of December 31, 2019, includes $71,284 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets. Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Weighted-average outstanding balance	$3,690,093	$3,817,870
Weighted-average rate	2.46%	2.06%

Long-Term Unsecured Debt

As of December 31, 2019 and 2018, the Company had $74,328 and $74,104, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $972 and $1,196, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	December 31, 2019			December 31, 2018
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	4.74%	6.75%	6.625%	5.19%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035
Early Redemption Date	March 15, 2018	May 1, 2016	2008 - 2010	March 15, 2018	May 1, 2016	2008 - 2010

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

Note 8. Derivative Instruments

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,417	$(8)	$—	$(5,709)
10-year U.S. Treasury note futures	—	—	—	(1,250)
TBA commitments	—	—	438	—
Total	$1,417	$(8)	$438	$(6,959)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$2,050,000	1.77%	1.92%	0.15%	1.6	$83
3 to less than 7 years	510,000	1.61%	1.92%	0.31%	6.0	439
7 to less than 10 years	400,000	2.24%	1.91%	(0.33)%	9.5	715
10 or more years	25,000	2.96%	1.90%	(1.06)%	28.2	172
Total / weighted-average	$2,985,000	1.81%	1.92%	0.11%	3.6	$1,409

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2018:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$1,050,000	1.53%	2.60%	1.07%	1.5	$(152)
3 to less than 7 years	325,000	2.00%	2.73%	0.73%	4.4	(432)
7 to less than 10 years	1,600,000	2.35%	2.70%	0.35%	8.5	(4,572)
10 or more years	125,000	3.02%	2.66%	(0.36)%	29.6	(553)
Total / weighted-average	$3,100,000	2.07%	2.67%	0.60%	6.6	$(5,709)

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
As of December 31, 2019, the Company had no U.S. Treasury note futures. As of December 31, 2018, the Company held short positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $320,000 with a maturity date in March 2019.

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

As of December 31, 2019 and 2018, the Company had no outstanding options on 10-year U.S. Treasury note futures contracts.

TBA Commitments

As of December 31, 2019, the Company had no outstanding TBA commitments. The following tables present information about the Company’s TBA commitments as of the date indicated:

	December 31, 2018
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
Dollar roll positions:
5.0% 30-year MBS purchase commitments	$100,000	$103,750	$104,047	$297
5.0% 30-year MBS sale commitments	(100,000)	(104,188)	(104,047)	141
Total TBA commitments, net	$—	$(438)	$—	$438

Derivative Instrument Gains and Losses

The following table provides information about the derivative gains and losses recognized within the periods indicated:

	For the Year Ended December 31,
	2019	2018
Interest rate hedging instruments:
Interest rate swaps:
Net interest income (1)	$15,087	$6,266
Unrealized losses, net	(66,737)	(30,064)
(Losses) gains realized upon early termination, net	(78,569)	49,192
Total interest rate swap (losses) gains, net	(130,219)	25,394
U.S. Treasury note futures, net	(16,421)	8,647
Options on U.S. Treasury note futures, net	76	—
Total interest rate hedging instruments (losses) gains, net	(146,564)	34,041
TBA and specified agency MBS commitments:
TBA dollar roll income (2)	4,470	20,929
Other gains (losses) on agency MBS commitments, net	15,904	(64,627)
Total gains (losses) on agency MBS commitments, net	20,374	(43,698)
Total derivative losses, net	$(126,190)	$(9,657)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Year Ended December 31, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$2,010,000	$(375,000)	$(1,750,000)	$2,985,000
2-year U.S. Treasury note futures	—	139,000	(139,000)	—	—
10-year U.S. Treasury note futures	320,000	826,600	(885,000)	(261,600)	—
Sold call options on 10-year Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year Treasury note futures	—	500,000	(500,000)	—	—
Commitments to purchase (sell) MBS, net	—	5,970,000	(5,970,000)	—	—

	For the Year Ended December 31, 2018
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,600,000	$1,400,000	$—	$(1,900,000)	$3,100,000
5-year U.S. Treasury note futures	21,600	—	(21,600)	—	—
10-year U.S. Treasury note futures	650,000	3,120,000	(3,200,000)	(250,000)	320,000
Commitments to purchase (sell) MBS, net	1,265,000	13,320,000	(14,585,000)	—	—

Cash Collateral Posted and Received for Derivative Instruments and Other Financial Instruments

The following table presents information about the cash collateral posted and received by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	December 31, 2019	December 31, 2018
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$37,122	$54,883
U.S. Treasury note futures (cash initial margin)	—	6,169
Unsettled MBS trades and TBA commitments, net	1	—
Total cash collateral posted, net	$37,123	$61,052

As of December 31, 2018, the Company had received $438 of cash collateral in respect of its forward-settling TBA commitments. The Company recognized a corresponding obligation to return this cash collateral to its counterparties, which is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

Note 9. Offsetting of Financial Assets and Liabilities

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$1,417	$—	$1,417	$—	$—	$1,417
Total derivative instruments	1,417	—	1,417	—	—	1,417
Total assets	$1,417	$—	$1,417	$—	$—	$1,417
Liabilities:
Derivative instruments:
Interest rate swaps	$8	$—	$8	$(8)	$—	$—
Total derivative instruments	8	—	8	(8)	—	—
Repurchase agreements	3,581,237	—	3,581,237	(3,581,237)	—	—
Total liabilities	$3,581,245	$—	$3,581,245	$(3,581,245)	$—	$—

	As of December 31, 2018
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$438	$—	$438	$—	$(438)	$—
Total derivative instruments	438	—	438	—	(438)	—
Total assets	$438	$—	$438	$—	$(438)	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$5,709	$—	$5,709	$—	$(5,709)	$—
10-year U.S. Treasury note futures	1,250	—	1,250	—	(1,250)	—
Total derivative instruments	6,959	—	6,959	—	(6,959)	—
Repurchase agreements	3,721,629	—	3,721,629	(3,721,629)	—	—
Total liabilities	$3,728,588	$—	$3,728,588	$(3,721,629)	$(6,959)	$—

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

Note 10. Fair Value Measurements

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

Mortgage investments

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

Non-agency MBS - Substantially all of the Company’s investments in non-agency MBS are CMBS that are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in CMBS include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for CMBS with similar characteristics. The Company reviews and performs procedures the third-party fair value estimates and performs procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as a comparison to an internally derived discounted future flow measurement.

Mortgage loans – The Company’s mortgage loan investment is classified within Level 3 of the fair value hierarchy.  The fair value of the Company’s mortgage loan investment as of December 31, 2019 is based upon its price of acquisition, which occurred on the measurement date.  Prospectively, fair value measurements for the Company’s mortgage loan investment will be based upon unobservable inputs which will require the Company to make judgments about the assumptions that a market participant would use.

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

Other

Long-term unsecured debt - As of December 31, 2019 and 2018, the carrying value of the Company’s long-term unsecured debt was $74,328 and $74,104, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $70,429 and $66,562 as of December 31, 2019 and 2018, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds - As of December 31, 2019and December 31, 2018, the Company had investments in equity securities and investment funds measured at fair value of $6,375 and $6,115, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. ASU No. 2016-01, effective January 1, 2018, requires entities to measure investments in equity securities at fair value, unless fair value measurement is impractical, with changes in fair value recognized in current period earnings. Upon the adoption of ASU No. 2016-01, the Company recognized a cumulative-effect increase of $4,059 (net of taxes) in stockholders’ equity representing, as of January 1, 2018, the excess of fair value over historical cost of its investments in equity securities that were previously carried at their historical cost (net of impairments).

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of December 31, 2019, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 9 percent, and 12 percent, respectively. As of December 31, 2018, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 91 percent, 8 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2019 and 2018. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,768,496	$—	$3,768,496	$—
Non-agency MBS	33,501	—	33,478	23
Total MBS	3,801,997	—	3,801,974	23
Mortgage loans	45,000	—	—	45,000
Derivative assets	1,417	—	1,417	—
Derivative liabilities	(8)	—	(8)	—
Other assets	6,375	—	—	6,375
Total	$3,854,781	$—	$3,803,383	$51,398

	December 31, 2018
	Total	Level 1	Level 2	Level 3
MBS
Trading:
Agency MBS	$3,982,106	$—	$3,982,106	$—
Non-agency MBS	24	—	—	24
Total MBS	3,982,130	—	3,982,106	24
Derivative assets	438	—	438	—
Derivative liabilities	(6,959)	(1,250)	(5,709)	—
Other assets	6,115	—	—	6,115
Total	$3,981,724	$(1,250)	$3,976,835	$6,139

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2019	2018
Beginning balance	$6,139	$515
Investments in equity securities measured at fair value beginning January 1, 2018	—	5,362
Included in investment gain (loss), net	359	313
Purchases	45,000	—
Sales	—	—
Payments, net	(123)	(71)
Accretion of discount	23	20
Ending balance	$51,398	$6,139
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$374	$313

Note 11. Income Taxes

For its tax years ended December 31, 2018 and earlier, Arlington Asset was subject to taxation as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). On December 27, 2018, the Company’s Board of Directors approved a plan for Arlington Asset to elect to be taxed and to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its taxable year ended December

31, 2019.  As a REIT, the Company is required to distribute annually 90% of its REIT taxable income.  So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis.  At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

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

Under the Internal Revenue Code, a REIT is taxed as a C corporation.  However, in computing its taxable income, a REIT can deduct dividends paid to arrive at its taxable income.  If a REIT distributes all its taxable income within the time limits prescribed by the Internal Revenue Code, the enacted tax rate used to calculate deferred tax assets and liabilities of a REIT is zero.  The income tax effects of a REIT conversion for financial reporting purposes are reflected in the period in which all significant actions necessary to qualify as a REIT are completed and the entity has committed to becoming a REIT, including (i) obtaining approval from the appropriate parties, (ii) purging through a distribution to shareholders any accumulated earnings and profits (“E&P”) from its operations as a C corporation, and (iii) having any remaining actions for the Company to achieve REIT status be perfunctory legal and administrative matters.  On December 27, 2018, the Company’s Board of Directors approved a plan for Arlington Asset to elect to be taxed and to operate in a manner that will allow it to qualify as a REIT commencing with its taxable year ended December 31, 2019 with no further approvals necessary for the Company to be eligible to be taxed as a REIT.  As of December 31, 2018, the Company did not have any accumulated E&P from its operations as a C corporation, and therefore the Company did not need to make any distributions to shareholders of accumulated E&P to qualify as a REIT.  Along with continuing to meet ongoing REIT qualification requirements, the only remaining action for the Company to achieve REIT status is to file its federal income tax return for fiscal year 2019 as a REIT on its required filing date.  In addition, the Company obtained shareholder approval at its 2019 annual shareholder meeting to amend its articles of incorporation to include customary REIT ownership limitations to facilitate compliance with REIT qualification requirements.  Both of these actions are considered perfunctory legal and administrative matters.  Accordingly, since all significant actions necessary to qualify as a REIT were met as of December 31, 2018, the Company’s deferred tax assets and liabilities as of that date were adjusted to reflect a tax rate of zero percent expected to be applied in the period in which the deferred tax assets and liabilities are expected to be realized resulting in the elimination of the Company’s deferred tax assets and liabilities as of December 31, 2018.

As of December 31, 2019, the Company has distributed all of its estimated taxable income for 2019.  Accordingly, the Company does not expect to incur an income tax liability on its 2019 taxable income.

  For the years ended December 31, 2018 and 2017, the Company determined that it should record a valuation allowance against deferred tax assets that are capital in nature, which consists of NCL carryforwards and temporary GAAP to tax differences that are expected to result in capital losses in future periods, resulting in an increase to the Company’s valuation allowance of $38,128 and $16,761, respectively.

The provision for income taxes from operations consists of the following for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Federal	$—	$562	$33,495
State	—	171	6,108
Total income tax provision	$—	$733	$39,603
Current	$—	$(1)	$706
Deferred	—	734	38,897
Total income tax provision	$—	$733	$39,603

The provision for income taxes results in effective tax rates that differ from the federal statutory rates. The reconciliation of the Company and its subsidiaries’ income tax attributable to “income (loss) before income taxes” computed at federal statutory rates to the provision for income taxes for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Federal income tax at statutory rate	$—	$(19,123)	$19,963
State income taxes, net of federal benefit	—	(4,316)	2,224
Change in enacted tax rate	—	—	409
Change in expected enacted tax rate from REIT conversion	—	(14,744)	—
Other, net	—	788	246
Valuation allowance	—	38,128	16,761
Total income tax provision	$—	$733	$39,603

As of December 31, 2019, the Company had estimated NOL carryforwards of $14,588 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards expire in 2028. As of December 31, 2019, the Company had estimated NCL carryforwards of $283,270 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are  $102,322 in 2020, $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that are not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act, the corporate AMT is repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability.  In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable in that year with any remaining AMT credit carryforwards fully refundable in 2021. As a result, the realizability of the Company’s AMT credit carryforward is certain and will be realized as either a cash refund or as an offset to future regular tax liabilities or a combination of both.  During the year ended December 31, 2019, the Company received a cash refund of $4,566 of its AMT credit carryforward. As of December 31, 2019 and 2018, the Company had remaining AMT credit carryforwards of $4,566 and $9,132, respectively, included as a receivable in other assets on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of December 31, 2019 and 2018, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

The Company is subject to examination by the IRS and state and local authorities in jurisdictions where the Company has significant business operations. The Company’s federal tax returns for 2015 and forward remain subject to examination by the IRS.

On May 29, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for 2018.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within a county in Virginia.  The Company has not been assessed or paid any such BPOL tax prior to 2018.  On June 28, 2018, the Company filed an administrative appeal with Arlington County. On August 1, 2018, the Company received a denial of its administrative appeal from Arlington County and, subsequently, the Company filed an administrative appeal with the Tax Commissioner of Virginia (the “Tax Commissioner”) on September 27, 2018.  On June 21, 2019, the Company received a determination from the Tax Commissioner stating that he believes the Company is engaged in a licensable privilege subject to the BPOL tax.  The Tax Commissioner requested that Arlington County revise its initial BPOL tax assessment to exclude certain gross receipts from its tax calculation.  On August 21, 2019, the Company received a revised 2018 BPOL tax assessment of $488, including interest charges, as well as a 2019 BPOL tax assessment of $471 from Arlington County, both of which the Company paid on September 3, 2019.  On September 30, 2019, the Company relocated its corporate headquarters from Arlington County to Fairfax County, Virginia.  As a result, the Company received a partial refund of its 2019 BPOL tax of $118 from Arlington County while also recognizing a partial year 2019 BPOL tax assessment of $54 to Fairfax County.  For the year ended December 31, 2019, the Company recognized an expense of $892 in “other general and administrative expense” which represents the 2018 and 2019 BPOL tax (and associated interest).  The Company reserves the right to appeal the Tax Commissioner’s determination through June 2020.  BPOL tax for the 2017 year remains subject to examination by Arlington County, although the county has previously informally indicated that it did not intend to pursue assessments for that year at such time.

Note 12. Commitments and Contingencies

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements. The following table sets forth these contractual obligations by fiscal year as of December 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt maturities	$—	$—	$—	$25,000	$—	$50,300	$75,300
Minimum rental commitments	52	65	55	—	—	—	172
	$52	$65	$55	$25,000	$—	$50,300	$75,472

Note 13. Shareholders’ Equity

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

Common Stock Dividends

The Company’s Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. The Board of Directors has approved and the Company declared and paid the following dividends on its common stock for 2019:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.225	December 13	December 31	February 3, 2020
September 30	0.225	September 17	September 30	October 31
June 30	0.225	June 24	July 5	July 31
March 31	0.375	March 18	March 29	April 30

The Board of Directors approved and the Company declared and paid the following dividends on its common stock for 2018:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.375	December 13	December 31	January 31, 2019
September 30	0.375	September 13	September 28	October 31
June 30	0.375	June 14	June 29	July 31
March 31	0.550	March 15	March 29	April 30

Common Equity Offerings

On February 22, 2019, the Company completed a public offering in which 6,000,000 shares of its Class A common stock were sold at a price of $8.16 per share for proceeds, net of offering expenses of $48,827.

Common Equity Distribution Agreements

  On February 22, 2017, the Company entered into separate common equity distribution agreements with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. On August 10, 2018, the Company entered into separate amendments to the equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc. (formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 12,597,423 shares of the Company’s Class A common stock.

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

The following table provides information about the issuances of common stock under the common equity distribution agreements for the periods indicated:

Year Ended
Class A Common Stock Issuances	December 31, 2018
Shares issued	2,226,557
Weighted average public offering price	$10.19
Net proceeds (1)	$22,326

(1)	Net of selling commissions and expenses.

As of December 31, 2019, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the years ended December 31, 2019 and 2018. As of December 31, 2019, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. As of December 31, 2019, the Company had declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock.

On March 12, 2019, the Company completed an initial public offering in which 1,200,000 shares of its Series C Preferred Stock were issued to the public at a public offering price of $25.00 per share for proceeds net of underwriting discounts and commissions and expenses of $28,944.

  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference.  Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT.  Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared, beginning on June 30, 2019. As of December 31, 2019, the Company had declared and paid all required quarterly dividends on the Company’s Series C Preferred Stock.

Preferred Equity Distribution Agreement

On May 16, 2017, the Company entered into an equity distribution agreement with JonesTrading Institutional Services LLC, pursuant to which the Company may offer and sell, from time to time, up to 1,865,000 shares of the Company’s Series B Preferred Stock.  On March 21, 2019, the Company entered into an amended and restated equity distribution agreement with JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research and Trading, LLC and Ladenburg Thalmann & Co. Inc., pursuant to which the Company may offer and sell, from time to time, up to 1,647,370 shares of the Company’s Series B Preferred Stock. Pursuant to the Series B preferred equity distribution agreement, shares of the Company’s Series B Preferred stock may be offered and sold through the preferred equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

The following table provides information about the issuances of preferred stock under the Series B preferred equity distribution agreements for the periods indicated:

	Year Ended	Year Ended
Series B Preferred Stock Issuances	December 31, 2019	December 31, 2018
Shares issued	3,444	47,304
Weighted average public offering price	$22.39	$24.75
Net proceeds (1)	$76	$1,137
(1)	Net of selling commissions and expenses.

As of December 31, 2019, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

Note 14. Long-Term Incentive Plan

The Company provides its employees and its non-employee directors with long-term incentive compensation in the form of stock-based awards. On April 7, 2014, the Board of Directors adopted the Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders and became effective on July 15, 2014.

Under the 2014 Plan, a maximum number of 2,000,000 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2014 Plan, were authorized for issuance and may be issued to employees, directors, consultants and advisors of the Company and its affiliates. As of December 31, 2019, 1,274,621 shares remained available for issuance under the 2014 Plan. The 2014 Plan replaced the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (the “2011 Plan”). No additional grants will be made under the 2011 Plan. However, previous grants under the 2011 Plan will remain in effect subject to the terms of the 2011 Plan and the applicable award agreement.

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

The Compensation Committee of the Board of Directors of the Company approved the following PSU grants for the periods indicated:

	December 31,
	2019	2018	2017
Book Value PSUs granted	67,935	76,043	57,732
Book Value PSU grant date fair value per share	$6.83	$10.31	$13.58
TSR PSUs granted	26,977	32,052	23,787
TSR PSU grant date fair value per share	$8.60	$12.23	$16.48
ROE PSUs granted	67,935	76,043	57,732
ROE PSU grant date fair value per share	$6.83	$10.31	$13.58

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

	TSR PSUs Granted in:
	2019	2018	2017
Closing stock price on date of grant	$6.83	$10.31	$13.58
Beginning average stock price on date of grant (1)	$6.90	$11.16	$14.53
Expected volatility (2)	20.54%	24.68%	24.03%
Dividend yield (3)	0.00%	0.00%	0.00%
Risk-free rate (4)	1.73%	2.61%	1.52%

(1)	Based upon the 30 trading days prior to and including the date of grant.
(2)	Based upon the most recent three-year volatility as of the date of grant.
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

The vesting of the PSUs is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee. For Book Value PSU and TSR PSU awards granted during the three years ended December 31, 2019, the Compensation Committee established a three-year performance period.  The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of Book Value PSUs and TSR PSUs granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no Book Value PSUs or TSR PSUs are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Book Value PSUs and TSR PSUs granted are earned.  Upon settlement, vested Book Value PSUs and TSR PSUs are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For the ROE PSU awards, the Compensation Committee established a one-year performance period.  Any ROE PSUs earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE PSU grant date subject to both continued employment under the terms of the award agreement.  If the threshold level of performance goals is not achieved, no ROE PSUs are earned.

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

For the years ended December 31, 2019, 2018, and 2017, the Company recognized $552, $(776) and $2,263, respectively, of compensation expense related to PSU awards. For the year ended December 31, 2018, the compensation expense included a reversal of $1,945 of expense recognized in prior periods due to a reduction in the number of PSUs expected to vest based on deterioration in performance metrics. As of December 31, 2019, 2018, and 2017 the Company had unrecognized compensation expense related to PSU awards of $1,808, $2,166 and $4,485, respectively. The unrecognized compensation expense as of December 31, 2019 is expected to be recognized over a weighted average period of 2.32 years. For Book Value PSUs and TSR PSUs that had performance measurement periods ending during the years ended December 31, 2019, 2018, and 2017, none of the performance measures were met and therefore no Book Value PSUs or TSR PSUs were earned or vested during those periods. For the years ended December 31, 2019 and 2018, there were 89,895 and 68,585 ROE PSUs, respectively, including dividend equivalents, that were earned and converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE PSU grant date.

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

The Company grants restricted common shares to employees that vest ratably over a three-year period or cliff-vest after two to four years based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2016	161,891	$18.47	1.4
Granted	74,000	12.74	—
Forfeitures	—	—	—
Vestitures	(73,050)	20.00	—
Share Balance as of December 31, 2017	162,841	15.18	1.3
Granted	96,000	9.34	—
Conversion of ROE PSUs	68,585	13.58	—
Forfeitures	—	—	—
Vestitures	(84,050)	16.87	—
Share Balance as of December 31, 2018	243,376	11.84	1.5
Granted	129,500	5.49	—
Conversion of ROE PSUs	89,895	10.31	—
Forfeitures	—	—	—
Vestitures	(150,809)	11.92	—
Share Balance as of December 31, 2019	311,962	$8.73	1.4

For the years ended December 31, 2019, 2018, and 2017, the Company recognized $1,488, $1,132 and $1,172, respectively, of compensation expense related to restricted stock awards. As of December 31, 2019, 2018, and 2017 the Company had unrecognized compensation expense related to restricted stock awards of $1,603, $1,552 and $1,284, respectively. The unrecognized compensation expense as of December 31, 2019 is expected to be recognized over a weighted average period of 1.4 years. For the years ended December 31, 2019, 2018 and 2017, the intrinsic value of restricted stock awards that vested were $838, $818, and $970, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2019, 2018 and 2017. As of December 31, 2019 and 2018, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

Employee Restricted Stock Units

In connection with the announcement in June 2019 that the Company’s Executive Chairman would retire on December 31, 2019 from all positions with the Company, including its Board of Directors, the Company and its Executive Chairman entered into a consulting agreement to provide consulting services through January 1, 2022.  Pursuant to the consulting agreement, the Company granted the Executive Chairman 87,847 RSUs with a grant date fair value of $6.83 per share.  The grant date fair value of the award was based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant.  The RSUs will vest equally on each of January 1, 2020, July 1, 2020, January 1, 2021, July 1, 2021 and January 1, 2022, subject to the individual’s continued employment through December 31, 2019 and providing consulting services through January 1, 2022.  For the year ended December 31, 2019, the Company recognized $274 of compensation expense related to employee restricted stock units. As of December 31, 2019, the Company had 87,847 employee restricted stock units outstanding.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded under the Company’s 2014 Plan vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2014 Plan and 2011 Plan, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under prior long-term incentive plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of December 31, 2019, the Company had 248,731 non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	December 31,
	2019	2018	2017
RSUs granted	57,970	42,402	33,540
Grant date fair value	$6.90	$11.32	$14.31

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $466, $480 and $491, respectively, of director fees related to these RSUs. For the year ended December 31, 2019, the intrinsic value of RSUs that were converted into shares of Class A common stock were $603.  There were no RSUs that were converted into shares of Class A common stock for the years ended December 31, 2018 and 2017.

Note 15. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

As of December 31, 2019, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of December 31, 2019, the Company had not consolidated for financial reporting purposes any securitization trusts as the Company does not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of December 31, 2019, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Note 16. Quarterly Data (Unaudited)

The following tables set forth selected information for each of the fiscal quarters during the years ended December 31, 2019 and 2018. The selected quarterly data is derived from unaudited financial statements of the Company and has been prepared on the same basis as the annual, audited financial statements to include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for fair statement of the results for such periods.

The sum of quarterly earnings per share amounts may not equal full year earnings per share amounts due to differing average outstanding shares amounts for the respective periods.

	Fiscal Year 2019
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$123,478	$28,255	$28,674	$32,717	$33,832
Interest expense	97,250	21,218	23,982	26,135	25,915
Net interest income	26,228	7,037	4,692	6,582	7,917
Investment advisory fee income	332	82	—	—	250
Investment gain (loss), net	2,197	23,308	(8,231)	(26,683)	13,803
General and administrative expenses	15,015	3,017	4,198	3,424	4,376
Net income (loss)	13,742	27,410	(7,737)	(23,525)	17,594
Dividend on preferred stock	(2,600)	(774)	(774)	(774)	(278)
Net income (loss) available (attributable) to common stock	$11,142	$26,636	$(8,511)	$(24,299)	$17,316
Basic earnings (loss) per common share	$0.31	$0.73	$(0.23)	$(0.67)	$0.52
Diluted earnings (loss) per common share	$0.31	$0.72	$(0.23)	$(0.67)	$0.52

	Fiscal Year 2018
	Total Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$130,953	$37,174	$32,864	$30,055	$30,860
Interest expense	84,825	26,550	22,526	19,193	16,556
Net interest income	46,128	10,624	10,338	10,862	14,304
Investment loss, net	(123,822)	(68,910)	(2,257)	(4,516)	(48,139)
General and administrative expenses	13,370	1,658	3,954	3,461	4,297
(Loss) income before income taxes	(91,064)	(59,944)	4,127	2,885	(38,132)
Income tax provision (benefit)	733	(33,639)	9,628	6,493	18,251
Net loss	(91,797)	(26,305)	(5,501)	(3,608)	(56,383)
Dividend on preferred stock	(590)	(153)	(151)	(149)	(137)
Net loss attributable to common stock	$(92,387)	$(26,458)	$(5,652)	$(3,757)	$(56,520)
Basic loss per common share	$(3.18)	$(0.87)	$(0.19)	$(0.13)	$(2.00)
Diluted loss per common share	$(3.18)	$(0.87)	$(0.19)	$(0.13)	$(2.00)