Form 10-Q
period 2020-03-31
Arlington Asset Investment Corp.
filed 2020-05-11
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AI	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AI PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AI PrC	NYSE
6.625% Senior Notes due 2023	AIW	NYSE
6.75% Senior Notes due 2025	AIC	NYSE

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2020:

Title	Outstanding
Class A Common Stock	36,815,761 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$89,376	$19,636
Interest receivable	6,126	10,663
Sold securities receivable	1,479,396	71,199
Agency mortgage-backed securities, at fair value	645,001	3,768,496
Non-agency mortgage-backed securities, at fair value	32,623	33,501
Mortgage loans, at fair value	44,614	45,000
Derivative assets, at fair value	16,963	1,417
Deposits	33,008	37,123
Other assets	11,200	13,079
Total assets	$2,358,307	$4,000,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$2,036,466	$3,581,237
Interest payable	1,199	4,666
Accrued compensation and benefits	832	3,626
Dividend payable	37	8,494
Derivative liabilities, at fair value	11,828	8
Other liabilities	753	507
Long-term unsecured debt	74,383	74,328
Total liabilities	2,125,498	3,672,866
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 354,039 shares issued and outstanding (liquidation preference of $8,851)	8,264	8,270
Series C Preferred stock, $0.01 par value, 1,200,000 shares issued and outstanding (liquidation preference of $30,000)	28,934	28,944
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 36,815,761 and 36,755,387 shares issued and outstanding, respectively	368	368
Additional paid-in capital	2,049,741	2,049,292
Accumulated deficit	(1,854,498)	(1,759,626)
Total stockholders’ equity	232,809	327,248
Total liabilities and stockholders’ equity	$2,358,307	$4,000,114

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income
Agency mortgage-backed securities	$23,388	$33,570
Non-agency mortgage-backed securities	731	1
Mortgage loans	711	—
Other	143	261
Total interest income	24,973	33,832
Interest expense
Short-term secured debt	14,592	24,643
Long-term unsecured debt	1,240	1,272
Total interest expense	15,832	25,915
Net interest income	9,141	7,917
Investment advisory fee income	—	250
Investment (loss) gain, net
Gain on trading investments, net	3,094	69,168
Loss from derivative instruments, net	(102,600)	(55,205)
Other, net	(562)	(160)
Total investment (loss) gain, net	(100,068)	13,803
General and administrative expenses
Compensation and benefits	1,858	3,116
Other general and administrative expenses	1,385	1,260
Total general and administrative expenses	3,243	4,376
Net (loss) income	(94,170)	17,594
Dividend on preferred stock	(774)	(278)
Net (loss) income (attributable) available to common stock	$(94,944)	$17,316
Basic (loss) earnings per common share	$(2.59)	$0.52
Diluted (loss) earnings per common share	$(2.59)	$0.52
Weighted-average common shares outstanding (in thousands)
Basic	36,711	33,053
Diluted	36,711	33,139

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2018	350,595	$8,245	—	$—	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444
Net income	—	—	—	—	—	—	—	17,594	17,594
Issuance of Class A common stock	—	—	—	—	6,000,000	60	48,750	—	48,810
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	74,619	1	(1)	—	—
Issuance of preferred stock	2,035	45	1,200,000	28,880	—	—	—	—	28,925
Stock-based compensation	—	—	—	—	—	—	773	—	773
Dividends declared	—	—	—	—	—	—	—	(14,135)	(14,135)
Balances, March 31, 2019	352,630	$8,290	1,200,000	$28,880	36,572,617	$366	$2,047,398	$(1,728,523)	$356,411

Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248
Net loss	—	—	—	—	—	—	—	(94,170)	(94,170)
Issuance of Class A common stock	—	—	—	—	—	—	(6)	—	(6)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	60,374	—	62	—	62
Issuance of preferred stock	—	(6)	—	(10)	—	—	—	—	(16)
Stock-based compensation	—	—	—	—	—	—	393	—	393
Dividends declared	—	—	—	—	—	—	—	(702)	(702)
Balances, March 31, 2020	354,039	$8,264	1,200,000	$28,934	36,815,761	$368	$2,049,741	$(1,854,498)	$232,809

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(94,170)	$17,594
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Investment loss (gain), net	100,068	(13,803)
Net premium amortization on mortgage-backed securities	4,587	5,943
Other	521	833
Changes in operating assets
Interest receivable	4,536	(779)
Other assets	(86)	(493)
Changes in operating liabilities
Interest payable and other liabilities	(3,282)	689
Accrued compensation and benefits	(2,794)	(2,312)
Net cash provided by operating activities	9,380	7,672
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(149,781)	(793,278)
Purchases of non-agency mortgage-backed securities	(49,353)	—
Proceeds from sales of agency mortgage-backed securities	1,762,433	461,558
Proceeds from sales of non-agency mortgage-backed securities	30,054	—
Receipt of principal payments on agency mortgage-backed securities	121,715	94,067
Receipt of principal payments on non-agency mortgage-backed securities	1	—
Payments for derivatives and deposits, net	(100,818)	(67,803)
Other	—	71
Net cash provided by (used in) investing activities	1,614,251	(305,385)
Cash flows from financing activities:
(Repayments of) proceeds from repurchase agreements, net	(1,544,771)	242,498
(Payments for) proceeds from issuance of common stock	(6)	48,810
(Payments for) proceeds from issuance of preferred stock	(16)	28,925
Dividends paid	(9,098)	(11,686)
Net cash (used in) provided by financing activities	(1,553,891)	308,547
Net increase in cash and cash equivalents	69,740	10,834
Cash and cash equivalents, beginning of period	19,636	26,713
Cash and cash equivalents, end of period	$89,376	$37,547
Supplemental cash flow information:
Cash payments for interest	$19,243	$25,442
Cash payments for taxes	$—	$—

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

We intend to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) upon filing our tax return for our taxable year ended December 31, 2019. As a REIT, the Company will be required to distribute annually 90% of its REIT taxable income (subject to certain adjustments). So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income that it distributes to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. For the Company’s tax years ended December 31, 2018 and earlier, the Company was taxed as a C corporation for U.S. federal tax purposes.

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2020 and December 31, 2019, approximately 99% and 97%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Other Significant Accounting Policies

Certain of the Company’s other significant accounting policies are summarized in the following notes:

Investments in agency MBS, subsequent measurement	Note 3

Investments in non-agency MBS, subsequent measurement Investments in mortgage loans, subsequent measurement Borrowings	Note 4 Note 5 Note 6
To-be-announced agency MBS transactions, including “dollar rolls”	Note 7
Derivative instruments	Note 7
Balance sheet offsetting	Note 8
Fair value measurements	Note 9

Refer to the Company’s 2019 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

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
Recently Adopted Accounting Guidance
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 606)

The amendments in this update require financial assets measured at amortized cost as well as available-for-sale debt securities to be measured for impairment on the basis of the net amount expected to be collected.  Credit losses are to be recognized through an allowance for credit losses, which differs from the direct write-down of the amortized cost basis previously required for other-than-temporary impairments of investments in debt securities.  This update also makes substantial changes to the manner in which interest income is to be recognized for financial assets acquired with a more-than-insignificant amount of credit deterioration since origination.

This update does not affect the accounting for investments in debt securities that are classified as trading securities.

January 1, 2020

All of the Company’s investments in debt securities are classified as trading securities. Accordingly, the adoption of ASU No. 2016-13 did not have an effect on the Company’s consolidated financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting

The amendments in this update provide optional practical expedients and exceptions for applying GAAP to the modification of receivables, debt, or lease contracts as well as cash flow and fair value hedge accounting relationships that reference a rate, such as LIBOR, that is expected to be discontinued because of reference rate reform.

The practical expedients and exceptions provided by the update are effective from March 12, 2020 through December 31, 2022.

		Not yet adopted.	To date, the Company has not made any modifications to contracts due to reference rate reform. The Company has not elected to apply hedge accounting for financial reporting purposes.

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of March 31, 2020 and December 31, 2019, the fair value of the Company’s investments in agency MBS was $645,001 and $3,768,496, respectively. As of March 31, 2020, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended March 31,
	2020	2019
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$12,127	$62,109
Agency MBS sold during the period	11,391	7,056
Total	$23,518	$69,165

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 7. Derivative Instruments” for further information about dollar rolls.

Note 4. Investments in Non-Agency MBS

The Company has elected to classify its investments in non-agency MBS as trading securities.  Accordingly, the Company’s investments in non-agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of March 31, 2020 and December 31, 2019, the fair value of the Company’s investments in non-agency MBS was $32,623 and $33,501, respectively.  As of March 31, 2020, the Company’s investments in non-agency MBS represent beneficial interests in mortgages secured by commercial real property (commercial MBS or “CMBS”) and residential real property (residential MBS or “RMBS”).

The Company’s investments in non-agency CMBS represent beneficial interests in underlying pools of smaller balance commercial mortgage loans or a single, large balance commercial mortgage loan. Credit losses incurred on the underlying mortgage loans collateralizing the Company’s investments in non-agency CMBS are allocated on a “reverse sequential” basis. Accordingly, any credit losses realized on the underlying mortgage loans are first absorbed by the beneficial interests subordinate to the Company’s non-agency CMBS, to the extent of their respective principal balance, prior to being allocated to Company’s investments. Periodic interest accrues on each security’s outstanding principal balance at its contractual coupon rate.

The Company’s non-agency RMBS investment represents a first loss position in a pool of business-purpose residential mortgage loans.  The pool of underlying mortgage loans consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair, or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  The Company’s non-agency RMBS investment is entitled to any excess of the monthly interest payments from the underlying pool of mortgage loans (net of loan servicing and trust administrative fees) over the interest payments made to the trust’s senior note holders.  Credit losses realized on the underlying pool of mortgage loans are first allocated to the Company’s non-agency RMBS, to the extent of its principal balance, prior to being allocated to the trust’s senior noteholders.

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

	Three Months Ended March 31,
	2020	2019
Net gains (losses) recognized in earnings for:
Non-agency MBS still held at period end	$(15,618)	$3
Non-agency MBS sold during the period	(4,420)	—
Total	$(20,038)	$3

Note 5. Investments in Mortgage Loans

On December 31, 2019, the Company acquired a $45,000 mortgage loan secured by a first lien position in healthcare facilities.   The mortgage loan bears interest at a floating note rate equal to one-month LIBOR plus 4.25% with a note rate floor of 6.25%.  The maturity date of the loan is December 31, 2021 with a one-year extension available at the option of the borrower.  The mortgage loan has an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity.  As of March 31, 2020 and December 31, 2019, the fair value of the Company’s investments in mortgage loans were $44,614 and $45,000, respectively.

The Company recognizes interest income on its mortgage loan investment based upon the contractual note rate of the loan.  The Company has elected to account for its mortgage loan investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.

Note 6. Borrowings

Repurchase Agreements

The Company finances the purchase of mortgage investments through repurchase agreements, which are accounted for as collateralized borrowing arrangements. In a repurchase transaction, the Company sells a mortgage investment to a counterparty under a master repurchase agreement in exchange for cash and concurrently agrees to repurchase the same asset at a future date in an amount equal to the cash initially exchanged plus an agreed-upon amount of interest. Mortgage investments sold under agreements to repurchase remain on the Company’s consolidated balance sheets because the Company maintains effective control over such assets throughout the duration of the arrangement. Throughout the contractual term of a repurchase agreement, the Company recognizes a “repurchase agreement” liability on its consolidated balance sheets to reflect the obligation to repay to the counterparty the proceeds received upon the initial transfer of the mortgage investment. The difference between the proceeds received by the Company upon the initial transfer of the mortgage investment and the contractually agreed-upon repurchase price is recognized as interest expense ratably over the term of the repurchase arrangement.

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of February 9, 2021 and an interest rate that resets monthly at a rate equal to one-month LIBOR plus 2.00% with an interest rate floor of 3.00%.  Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement by up to 364 days, subject to the lender’s approval.

As of March 31, 2020 and December 31, 2019, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2020	December 31, 2019
Agency MBS repurchase financing:
Repurchase agreements outstanding	$1,977,095	$3,560,139
Agency MBS collateral, at fair value (1)	2,094,164	3,741,399
Net amount (2)	117,069	181,260
Weighted-average rate	0.92%	2.10%
Weighted-average term to maturity	15.0 days	23.7 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$27,871	$21,098
MBS collateral, at fair value (3)	41,230	30,747
Net amount (2)	13,359	9,649
Weighted-average rate	3.13%	3.11%
Weighted-average term to maturity	5.3 days	8.1 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500	$—
Mortgage loans collateral, at fair value	44,614	—
Net amount (2)	13,114	—
Weighted-average rate	3.00%	—
Weighted-average term to maturity	315.0 days	—
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$2,036,466	$3,581,237
Mortgage investments collateral, at fair value	2,180,008	3,772,146
Net amount (2)	143,542	190,909
Weighted-average rate	0.98%	2.11%
Weighted-average term to maturity	19.5 days	23.6 days

(1)

As of March 31, 2020 and December 31, 2019, includes $1,455,136 and $71,284, respectively, at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

(3)

As of March 31, 2020, includes $32,607 and $8,623 at fair value of non-agency and agency MBS collateral, respectively.  As of December 31, 2019, includes $30,747 at fair value of non-agency MBS collateral.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Weighted-average outstanding balance during the three months ended	$3,162,340	$3,680,429
Weighted-average rate during the three months ended	1.83%	2.68%

Long-Term Unsecured Debt

As of March 31, 2020 and December 31, 2019, the Company had $74,383 and $74,328, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $917 and $972, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2020			December 31, 2019
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,300	$25,000	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	4.58%	6.75%	6.625%	4.74%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

The Senior Notes due 2023 and the Senior Notes due 2025 are publicly traded on the New York Stock Exchange under the ticker symbols “AIW” and “AIC,” respectively. The Senior Notes due 2023, Senior Notes due 2025 and Trust Preferred Debt may be redeemed in whole or in part at any time and from time to time at the Company’s option at a redemption price equal to the principal amount plus accrued and unpaid interest. The indenture governing the Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets.

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

Under the terms of commitments to purchase or sell TBA or specified agency MBS, the daily exchange of variation margin may occur based on changes in the fair value of the underlying agency MBS if a party to the transaction demands it. Receivables recognized for the right to reclaim cash collateral posted by the Company in respect of agency MBS purchase or sale commitments is included in the line item “deposits” in the accompanying consolidated balance sheets. Liabilities recognized for the obligation to return cash collateral received by the Company in respect of agency MBS purchase or sale commitments is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$26	$(55)	$1,417	$(8)
TBA commitments	16,937	(11,773)	—	—
Total	$16,963	$(11,828)	$1,417	$(8)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of March 31, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$500,000	1.78%	1.65%	(0.13)%	1.0	$(49)
3 to less than 5 years	100,000	1.52%	0.77%	(0.75)%	4.7	20
Total / weighted-average	$600,000	1.73%	1.50%	(0.23)%	1.6	$(29)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$2,050,000	1.77%	1.92%	0.15%	1.6	$83
3 to less than 7 years	510,000	1.61%	1.92%	0.31%	6.0	439
7 to less than 10 years	400,000	2.24%	1.91%	(0.33)%	9.5	715
10 or more years	25,000	2.96%	1.90%	(1.06)%	28.2	172
Total / weighted-average	$2,985,000	1.81%	1.92%	0.11%	3.6	$1,409

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

As of March 31, 2020 and December 31, 2019, the Company held no U.S. Treasury note futures.

TBA Commitments

The following table presents information about the Company’s TBA commitments as of the date indicated:

	March 31, 2020
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$450,000	$451,422	$465,961	$14,539
2.5% 30-year MBS sale commitments	(450,000)	(455,930)	(465,961)	(10,031)
3.0% 30-year MBS purchase commitments	100,000	102,477	104,875	2,398
3.0% 30-year MBS sale commitments	(100,000)	(103,133)	(104,875)	(1,742)
Total TBA commitments, net	$—	$(5,164)	$—	$5,164

As of December 31, 2019, the Company had no outstanding TBA commitments.

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2020	2019
Interest rate derivatives:
Interest rate swaps:
Net interest income (1)	$592	$4,747
Unrealized gains (losses), net	5,945	(63,491)
(Losses) gains realized upon early termination, net	(109,924)	1,178
Total interest rate swap (losses) gains, net	(103,387)	(57,566)
U.S. Treasury note futures, net	(3,071)	(6,704)
Total interest rate derivative (losses) gains, net	(106,458)	(64,270)
TBA commitments:
TBA dollar roll income (2)	105	1,420
Other gains on TBA commitments, net	4,793	7,645
Total gains on TBA commitments, net	4,898	9,065
Other derivatives	(1,040)	—
Total derivative losses, net	$(102,600)	$(55,205)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$—	$(100,000)	$(2,285,000)	$600,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
TBA purchase (sale) commitments, net	—	100,000	(100,000)	—	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—

	For the Three Months Ended March 31, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$400,000	$—	$(650,000)	$2,850,000
10-year U.S. Treasury note futures	320,000	440,000	(390,000)	(155,000)	215,000
TBA purchase (sale) commitments, net	—	2,150,000	(1,250,000)	—	900,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	March 31, 2020	December 31, 2019
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$4,569	$37,122
Unsettled MBS trades and TBA commitments, net	28,439	1
Total cash collateral posted, net	$33,008	$37,123

As of March 31, 2020, the Company had pledged $1,506 in fair value of agency MBS in respect of its unsettled MBS trades.

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of March 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$26	$—	$26	$(4)	$—	$22
TBA commitments	16,937	—	16,937	(11,773)	—	5,164
Total derivative instruments	16,963	—	16,963	(11,777)	—	5,186
Total assets	$16,963	$—	$16,963	$(11,777)	$—	$5,186
Liabilities:
Derivative instruments:
Interest rate swaps	$55	$—	$55	$(4)	$(51)	$—
TBA commitments	11,773	—	11,773	(11,773)	—	—
Total derivative instruments	11,828	—	11,828	(11,777)	(51)	—
Repurchase agreements	2,036,466	—	2,036,466	(2,036,466)	—	—
Total liabilities	$2,048,294	$—	$2,048,294	$(2,048,243)	$(51)	$—

	As of December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$1,417	$—	$1,417	$—	$—	$1,417
Total derivative instruments	1,417	—	1,417	—	—	1,417
Total assets	$1,417	$—	$1,417	$—	$—	$1,417
Liabilities:
Derivative instruments:
Interest rate swaps	$8	$—	$8	$(8)	$—	$—
Total derivative instruments	8	—	8	(8)	—	—
Repurchase agreements	3,581,237	—	3,581,237	(3,581,237)	—	—
Total liabilities	$3,581,245	$—	$3,581,245	$(3,581,245)	$—	$—

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

Non-agency MBS - Most of the Company’s investments in non-agency MBS are CMBS that are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in CMBS include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for CMBS with similar characteristics. The Company reviews the third-party fair value estimates and performs procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as performs a comparison to an internally derived discounted future cash flow measurement.

The Company’s non-agency RMBS investment is classified within Level 3 of the fair value hierarchy.  To measure the fair value of its non-agency RMBS investment, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement of the Company’s non-agency RMBS investment include the estimated rate of default, loss-given-default, and rate of prepayment for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant inputs to the fair value measurement of the Company’s non-agency RMBS as of March 31, 2020:

March 31, 2020
Annualized default rate	7.3%
Loss-given-default	40.0%
Discount rate	10.1%

Mortgage loans – The Company’s investment in a mortgage loan is classified within Level 3 of the fair value hierarchy.  To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the mortgage loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement are the estimated remaining life of the mortgage loan and the discount rate, which is based on current market yields and interest rate spreads for similar mortgage loans.  As of March 31, 2020, the estimated remaining life of the mortgage loan was 1.75 years and the discount rate used to measure the present value of estimated future cash flows was 6.9%.  As of December 31, 2019, the fair value of the Company’s mortgage loan investment was its price of purchase, which occurred on the measurement date.

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

Other

Long-term unsecured debt - As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s long-term unsecured debt was $74,383 and $74,328, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $54,766 and $70,429 as of March 31, 2020 and December 31, 2019, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of non-public companies and investment funds – As of March 31, 2020 and December 31, 2019, the Company had investment in equity securities and investment funds measured at fair value of $5,812 and $6,375, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities and investment funds are not readily determinable. Accordingly, for its investments in equity securities, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of March 31, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 67 percent, 9 percent, and 12 percent, respectively. As of December 31, 2019, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 9 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Agency MBS	$645,001	$—	$645,001	$—
Non-agency MBS	32,623	—	23,457	9,166
Mortgage loans	44,614	—	—	44,614
Derivative assets	16,963	—	16,963	—
Derivative liabilities	(11,828)	—	(11,828)	—
Other assets	5,812	—	—	5,812
Total	$733,185	$—	$673,593	$59,592

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Agency MBS	$3,768,496	$—	$3,768,496	$—
Non-agency MBS	33,501	—	33,478	23
Mortgage loans	45,000	—	—	45,000
Derivative assets	1,417	—	1,417	—
Derivative liabilities	(8)	—	(8)	—
Other assets	6,375	—	—	6,375
Total	$3,854,781	$—	$3,803,383	$51,398

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$51,398	$6,139
Included in investment gain (loss), net	(3,609)	(156)
Purchases	11,995	—
Sales	—	—
Payments, net	(410)	(80)
Accretion of discount	218	1
Ending balance	$59,592	$5,904
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(3,609)	$(156)

Note 10. Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code upon filing its tax return for its taxable year ended December 31, 2019.  As a REIT, the Company will be required to distribute annually 90% of its REIT taxable income. So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  For the Company’s tax years ended December 31, 2018 and earlier, the Company was taxed as a C corporation for U.S. federal tax purposes.

As of March 31, 2020, the Company had estimated net operating loss (“NOL”) carryforwards of $14,588 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards begin to expire in 2028. As of March 31, 2020, the Company had estimated net capital loss (“NCL”) carryforwards of $258,633 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are  $77,685 in 2020, $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that were not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act of 2017, the corporate AMT was repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable upon the filing of the income tax return for that year with any remaining AMT credit carryforwards fully refundable upon the filing of the 2021 income tax return. As part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “Cares Act”), the timing of the refunding of the full amount of excess AMT credit carryforwards was accelerated so that it can now be refunded immediately.  As a result, the Company filed a request for a full refund of its remaining excess AMT credit that it expects to receive during 2020.   As of March 31, 2020 and December 31, 2019, the Company had an AMT credit carryforward of $4,566, included as a receivable in “other assets” on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of March 31, 2020 and December 31, 2019, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

On May 29, 2018, the Company received an assessment of $9,380 from Arlington County, Virginia for a business, professional and occupation license (“BPOL”) tax for 2018.  The BPOL tax is a local privilege tax on a business’ gross receipts for conducting business activities subject to licensure within a county in Virginia.  The Company had not been assessed or paid any such BPOL tax prior to 2018.  On June 28, 2018, the Company filed an administrative appeal with Arlington County. On August 1, 2018, the

Company received a denial of its administrative appeal from Arlington County and, subsequently, the Company filed an administrative appeal with the Tax Commissioner of Virginia (the “Tax Commissioner”) on September 27, 2018. On June 21, 2019, the Company received a determination from the Tax Commissioner stating that he believes the Company is engaged in a licensable privilege subject to the BPOL tax. The Tax Commissioner requested that Arlington County revise its initial BPOL tax assessment to exclude certain gross receipts from its tax calculation. On August 21, 2019, the Company received a revised 2018 BPOL tax assessment of $488, including interest charges, as well as a 2019 BPOL tax assessment of $471 from Arlington County both of which the Company paid on September 3, 2019.  On September 30, 2019, the Company relocated its corporate headquarters from Arlington County to Fairfax County, Virginia. As a result, the Company received a partial refund of its 2019 BPOL tax of $118 from Arlington County while also recognizing a partial year 2019 BPOL tax assessment of $54 to Fairfax County. For the year ended December 31, 2019, the Company recognized an expense of $892 in “other general and administrative expense” which represents the 2018 and 2019 BPOL tax (and associated interest).  The Company retains the right to appeal the Tax Commissioner’s determination through June of 2020. BPOL tax for the 2017 year remains subject to examination by Arlington County, although the county has previously informally indicated that it did not intend to pursue assessments for that year at such time.

Note 11. Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income or loss applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per share includes the impact of dilutive securities such as unvested shares of restricted stock, restricted stock units, and performance share units. The following tables present the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended March 31,
(Shares in thousands)	2020	2019
Basic weighted-average common shares outstanding	36,711	33,053
Performance share units, unvested restricted stock units, and unvested restricted stock	—	86
Diluted weighted-average common shares outstanding	36,711	33,139
Net (loss) income (attributable) available to common stock	$(94,944)	$17,316
Basic (loss) earnings per common share	$(2.59)	$0.52
Diluted (loss) earnings per common share	$(2.59)	$0.52

 The diluted loss per share for the three months ended March 31, 2020 did not include the antidilutive effect of 106 shares of unvested shares of restricted stock, restricted stock units, and performance share units.

Note 12. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of March 31, 2020 and December 31, 2019, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the quarter ended March 31, 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.  The Board of Directors approved and the Company declared and paid the following dividends on its common stock for 2019:

Quarter Ended	Dividend Amount	Declaration Date	Record Date	Pay Date
December 31	$0.225	December 13	December 31	February 3, 2020
September 30	0.225	September 17	September 30	October 31
June 30	0.225	June 24	July 5	July 31
March 31	0.375	March 18	March 29	April 30

For REIT qualification purposes, the common stock dividend of $0.225 per share declared on December 13, 2019 and paid on February 3, 2020 is considered a distribution of taxable income for tax year 2020.  As such, this dividend is applicable to the Company’s REIT taxable income distribution requirements for tax year 2020.

Common Equity Offerings

On February 22, 2019, the Company completed a public offering in which 6,000,000 shares of its Class A common stock were sold at a price of $8.16 per share for proceeds net of offering expenses of $48,827.

Common Equity Distribution Agreements

   On February 22, 2017, the Company entered into separate common equity distribution agreements with equity sales agents JMP Securities LLC, FBR Capital Markets & Co., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 6,000,000 shares of the Company’s Class A common stock. On August 10, 2018, the Company entered into separate amendments to the equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc.(formerly, FBR Capital Markets & Co.), JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 12,597,423 shares of the Company’s Class A common stock.

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

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no issuances of common stock under the common equity distribution agreements.

As of March 31, 2020, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

The Company’s Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice. There were no shares repurchased by the Company under the Repurchase Program during the three months ended March 31, 2020 and the year ended December 31, 2019. As of March 31, 2020, there remain available for repurchase 1,951,305 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock to date in 2020.

On March 12, 2019, the Company completed an initial public offering in which 1,200,000 shares of its Series C Preferred Stock were issued to the public at a public offering price of $25.00 per share for proceeds net of underwriting discounts and commissions and expenses of $28,944.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT. Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared, beginning on June 30, 2019. The Company has declared and paid all required quarterly dividends on the Company’s Series C Preferred Stock to date in 2020.

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

During the three months ended March 31, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. The following table provides information about the issuances of preferred stock under the Series B preferred equity distribution agreements for the period indicated:

Series B Preferred Stock Issuances	Year Ended December 31, 2019
Shares issued	3,444
Weighted average public offering price	$22.39
Net proceeds (1)	$76

(1)	Net of selling commissions and expenses.

As of March 31, 2020, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of mortgage investments.  Our mortgage investments generally consist of agency mortgage-backed securities (“MBS”) and mortgage credit investments.  Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  Our mortgage credit investments may include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, which we refer to as non-agency MBS.  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or U.S. government agency.

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

Current Market Conditions and Trends

During the first quarter of 2020, the accelerating COVID-19 pandemic led to the unprecedented forced shutdown of large portions of the global economy.  The uncertainty surrounding the magnitude and length of the economic impact of the pandemic quickly led to a significant risk-off move as liquidity and cash positions were prioritized leading to substantial liquidity strains in the financial markets. The resulting extreme market volatility and dislocations led to agency mortgage spreads widening significantly until actions by the Federal Reserve to aggressively resume purchases of U.S. Treasury securities and agency MBS improved liquidity and functioning of the financial markets leading to a tightening of agency mortgage spreads by the end of March.  Severe dislocations in the market for non-agency MBS along with uncertainty surrounding the size of expected credit losses led to substantial declines in the market prices of non-agency MBS during the quarter.  Repurchase agreement (“repo”) funding for high quality assets such as agency MBS continued to function at relatively normal levels.  However, the repo funding markets for more credit sensitive assets such as non-agency MBS were strained, characterized by limited availability as well as increasing pricing and haircuts.

In response to the rapid evolving risks to economic activity from the pandemic, the Federal Open Market Committee (“FOMC”) held two unscheduled meetings on March 3, 2020 and March 15, 2020.  At its March 3 meeting, the FOMC lowered its target federal funds rate 50 basis points and at its March 15 meeting the FOMC lowered the rate an additional 100 basis points to a current range of 0% to 0.25%.  At its March 15 meeting, the FOMC commented in its statement that the effects of the pandemic will weigh on economic activity in the near term and pose risks to the economic outlook and that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.  Based on federal fund futures prices, market participants currently expect that the FOMC will maintain its target federal funds rate at its current range for the next twelve months.

At its March 15 meeting, the FOMC also stated it would increase its holdings of U.S. Treasury securities by $500 billion and agency MBS by $200 billion and that it would reinvest all principal payments from its holdings of agency debt and agency MBS into agency MBS as well as expanding its overnight and term repurchase agreement operations.  Subsequently on March 23, 2020, the FOMC took further actions to support the flow of credit to households and businesses by addressing strains in the markets for U.S. Treasury securities and agency MBS by announcing that it will continue to purchase U.S. Treasury securities and agency MBS in the amounts needed to support smooth market functioning and effective transmission of broader monetary policy to broader financial conditions.  In addition, the FOMC reiterated that it will continue to offer large-scale overnight and term repurchase agreement operations.

The 10-year U.S. Treasury rate declined 125 basis points during the first quarter to 0.67% as of March 31, 2020.  The U.S. Treasury curve steepened during the first quarter as the spread between the 2-year and 10-year U.S. Treasury rate widened seven basis points resulting in a spread of 42 basis points as of March 31, 2020.  The spread between 10-year U.S. Treasury rates and interest rate swaps narrowed seven basis points during the first quarter of 2020 with the 10-year swap rate ending at 0.72% as of March 31, 2020.

During the first quarter of 2020, prepayment speeds in the fixed-rate 30-year residential mortgage market decreased modestly from the prior quarter although prepayment speeds increased significantly in April.  Looking forward, market expectations are that historically low interest rates will keep prepayment speeds elevated in the near term.  However, forward prepayment speeds are difficult to predict in the current environment as there is uncertainty surrounding the capacity of mortgage originators, potential decline in volume of new home sales, the impact of forbearance programs on federally insured mortgage loans, and the financial impact of the recent economic downturn on borrowers and housing prices.

Historical housing prices continued to increase at a modest pace as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 3.9% annual gain in January 2020.  However, there is uncertainty related to the path of housing prices in the near term due to the current economic environment.

The following table presents certain key market data as of the dates indicated:

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	Change - First Quarter 2020

30-Year FNMA Fixed Rate MBS (1)
2.5%	$97.55	$99.27	$99.58	$98.92	$103.55	$4.63
3.0%	99.58	100.80	101.55	101.39	104.86	3.47
3.5%	101.39	102.20	102.64	102.86	105.80	2.94
4.0%	102.86	103.33	103.80	104.02	106.77	2.75
4.5%	104.17	104.48	105.33	105.30	107.64	2.34
FNMA Current Coupon vs. 10-year Swap Rate	70 bps	78 bps	105 bps	82 bps	108 bps	26 bps

U.S. Treasury Rates (UST)
2-year UST	2.26%	1.75%	1.62%	1.57%	0.25%	-132 bps
3-year UST	2.21%	1.71%	1.56%	1.61%	0.29%	-132 bps
5-year UST	2.23%	1.77%	1.54%	1.69%	0.38%	-131 bps
7-year UST	2.31%	1.88%	1.61%	1.83%	0.54%	-129 bps
10-year UST	2.41%	2.01%	1.66%	1.92%	0.67%	-125 bps
2-year UST to 10-year UST spread	15 bps	26 bps	4 bps	35 bps	42 bps	7 bps

Interest Rate Swap Rates
2-year swap	2.38%	1.81%	1.63%	1.70%	0.49%	-121 bps
3-year swap	2.31%	1.74%	1.55%	1.69%	0.46%	-123 bps
5-year swap	2.28%	1.77%	1.50%	1.73%	0.52%	-121 bps
7-year swap	2.32%	1.84%	1.51%	1.80%	0.61%	-119 bps
10-year swap	2.41%	1.96%	1.56%	1.90%	0.72%	-118 bps
2-year swap to 2-year UST spread	12 bps	6 bps	1 bps	13 bps	24 bps	11 bps
10-year swap to 10-year UST spread	0 bps	-5 bps	-10 bps	-2 bps	5 bps	7 bps

London Interbank Offered Rates (LIBOR)
1-month LIBOR	2.49%	2.40%	2.02%	1.76%	0.99%	-77 bps
3-month LIBOR	2.60%	2.32%	2.09%	1.91%	1.45%	-46 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

Since the release of the U.S. Treasury’s plan of recommended reforms to the housing finance system, there have been preliminary actions taken to advance the goals in the plan of recapitalizing and ending the government conservatorship of the GSEs.  First, on September 27, 2019, the FHFA and U.S. Treasury entered into an agreement that permits Fannie Mae and Freddie Mac to retain up to $25 billion and $20 billion, respectively, in capital.  As part of the agreement, the liquidation preference of the U.S. Treasury’s senior preferred stock positions in Fannie Mae and Freddie Mac will be increased by a commensurate amount until the liquidation preferences increase by $22 billion for Fannie Mae and $17 billion for Freddie Mac.  Second, on February 4, 2020, the FHFA selected a financial advisor to assist in the development and implementation of a roadmap to end the conservatorships of the GSEs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation that authorizes more than $2 trillion in economic relief to individuals, businesses and government organizations due to the economic and health impacts of the COVID-19 pandemic.  Among its many provisions, the CARES Act instituted a foreclosure moratorium and borrower right to request forbearance on any federally-backed residential mortgage, including mortgage loans in agency MBS.  More specifically, commencing March 18, 2020, foreclosures are not allowed for 60 days.  In addition, borrowers of federally-backed residential mortgages may request forbearance if the borrower has experienced financial hardship as a result of the COVID-19 pandemic.  If forbearance is requested by the borrower, the loan servicer is required to grant forbearance for up to 180 days that can be extended for an additional 180 days at the borrower’s request.  During the forbearance period, the servicer cannot charge or collect any fees, penalties, or interest beyond what could be charged if the borrower made all payments timely.

In addition, the CARES Act established, among other things, the Paycheck Protection Program (the “Paycheck Program”) and an expansion of the Economic Injury Disaster Loan (“EIDL”) program, backed by the U.S. Small Business Administration (the “SBA”), to provide economic assistance to small businesses that are economically impacted by the COVID-19 pandemic.  Under the Paycheck Program, up to $349 billion in funding is available to businesses with less than 500 employees or certain businesses including the restaurant and hotel industries that have in excess of 500 employees.  Eligible businesses may receive loans up to the greater of 2.5 times their monthly payroll or $10 million under the Paycheck Program.  The loans are forgivable generally to the extent of the borrower’s payroll costs, mortgage interest and rent payments and utility costs during the covered period.  Under the CARES Act, the existing EIDL program was expanded by $10 billion in funding businesses with less than 500 employees and certain other eligibility requirements.  Eligible businesses may obtain long-term financing up to $2 million under the EIDL program.

By April 17, 2020, both the Paycheck Program and EIDL program had exhausted their funds.  On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP and HCE Act”) was signed into legislation that authorizes an additional $310 billion of funding under the Paycheck Program and an additional $50 billion for loans and $10 billion for grants under the EIDL program.

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

LIBOR Transition

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and  official-sector entities, including banking and financial sector regulators.  The ARCC’s initial objectives were to identify risk-free alternative reference rates for U.S. dollar LIBOR, identify best practices for contract robustness and create an implementation plan.  The ARRC identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as the rate that represents the best replacement for U.S. dollar LIBOR in most U.S. dollar derivatives and other financial contracts.  In April 2018, the Federal Reserve Bank of New York began publishing SOFR rates. The ARRC also published its transition plan with specific steps and timelines designed to encourage the adoption of SOFR.  The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and LIBOR reflects term rates at different maturities while SOFR is an overnight rate. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are either higher or lower than if LIBOR were available in its current form, which could have a material adverse effect on our results.

We are party to various financial instruments which include LIBOR as a reference rate.  As of March 31, 2020, these financial instruments include interest rate swap agreements, a mortgage loan investment, preferred stock and unsecured notes issued by the Company.

As of March 31, 2020, we had $600 million notional amount of interest rate swaps outstanding, including $100 million notional amount of interest rate swaps that expire after 2021.  Under the terms of our interest rate swap agreements, we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset.  All of our existing interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”).  The fallback terms of our current interest rate swap agreements were not designed to cover a permanent discontinuation of LIBOR.  Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations.  Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements.  ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR.  It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR.  It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions.  However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of March 31, 2020, we had a mortgage loan investment with a principal balance outstanding of $45.0 million that bears interest at one-month LIBOR plus a spread of 4.25% with a LIBOR floor of 2.00%.  The loan matures on December 30, 2021 with a one-year extension available at the option of the borrower.  Under the terms of the loan agreement, if the administrative agent of the loan determines that LIBOR cannot be determined and LIBOR has been succeeded by an alternative floating rate index (i) that is commonly accepted by market participants as an alternative to LIBOR as determined by the administrative agent, (ii) that is publicly recognized by ISDA as an alternative to LIBOR, and (iii) for which ISDA has approved an amendment to hedge agreements generally providing such floating rate index as a standard alternative to LIBOR, then the administrative agent would use such alternative floating rate index as the fallback rate.  If the administrative agent determines that no alternative rate index is available, then the fallback interest rate would be based on the prime rate plus an applicable spread.

As of March 31, 2020, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035.  Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of March 31, 2020, we had 1,200,000 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $30.0 million.  The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference.  Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market.  If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion.  If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period.

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

Portfolio Overview

During the first quarter of 2020, the Company took strategic actions to reduce its risk by lowering leverage and increasing its liquidity position.  The Company reduced its “at risk” short term secured financing to investable capital ratio to 1.5 to 1 as of March 31, 2020 compared to 8.7 to 1 as of December 31, 2019 by selling mortgage investments and reducing its repo borrowings.  In order to preserve liquidity, the Company did not declare a dividend on its common stock during the first quarter of 2020.  As of March 31, 2020, the Company’s liquid assets totaled $140.0 million consisting of cash and cash equivalents of $89.4 million and unencumbered agency MBS of $50.6 million at fair value. As of March 31, 2020, the Company also had $28.4 million of cash pledged to counterparties for agency MBS sales that settled on April 15, 2020.  With its increased amount of available liquidity, the Company intends to identify, evaluate and potentially invest in new attractive investment opportunities that have been created in the current economic environment.

The following table summarizes our mortgage investment portfolio at fair value as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Agency MBS:
Specified agency MBS	$645,001	$3,768,496
Net long agency TBA dollar roll positions (1)	—	—
Total agency MBS	645,001	3,768,496
Mortgage credit investments:
Non-agency MBS	32,623	33,501
Mortgage loans	44,614	45,000
Total mortgage credit investments	77,237	78,501
Total mortgage investments	$722,238	$3,846,997

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value,” with a collective net asset carrying value of $5,164 as of March 31, 2020.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of March 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.0%	$318,565	$9,447	$328,012	$7,615	$335,627	$105.36	3.00%	5.7
3.5%	62,693	2,161	64,854	1,913	66,767	106.50	3.50%	3.9
4.0%	183,338	5,154	188,492	8,968	197,460	107.70	4.00%	3.3
4.5%	41,623	1,817	43,440	1,693	45,133	108.43	4.50%	3.5
5.5%	12	—	12	2	14	114.20	5.50%	5.6
Total/weighted-average	$606,231	$18,579	$624,810	$20,191	$645,001	$106.40	3.46%	4.6

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$198,324	$5,184	$203,508	$8,047	$211,555	$106.67	3.58%	4.2
Freddie Mac	407,907	13,395	421,302	12,144	433,446	106.26	3.40%	4.8
Total/weighted-average	$606,231	$18,579	$624,810	$20,191	$645,001	$106.40	3.46%	4.6

The annualized prepayment rate for the Company’s agency MBS was 10.84% for the three months ended March 31, 2020. As of March 31, 2020, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 61% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  Information about the Company’s net long TBA positions as of March 31, 2020 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
2.5% 30-year MBS purchase commitments	$450,000	$451,422	$465,961	$14,539
2.5% 30-year MBS sale commitments	(450,000)	(455,930)	(465,961)	(10,031)
3.0% 30-year MBS purchase commitments	100,000	102,477	104,875	2,398
3.0% 30-year MBS sale commitments	(100,000)	(103,133)	(104,875)	(1,742)
Total net long agency TBA dollar roll positions	$—	$(5,164)	$—	$5,164

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Mortgage Credit Investment Portfolio

Our mortgage credit investment portfolio was comprised of a $44.6 million commercial mortgage loan and $32.6 million of non-agency MBS collateralized primarily by commercial and residential mortgage loans. The Company’s non-agency MBS investments as of March 31, 2020 consisted primarily of investments collateralized by either a pool of small balance commercial mortgage loans, a single large commercial mortgage loan, or a pool of residential loans. Our mortgage credit investment portfolio consisted of the following as of March 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Original Purchase Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price
Non-agency MBS:
Small balance pool commercial MBS	$20,690	$(1,728)	$18,962	$(5,216)	$13,746	$66.11
Single asset commercial MBS	17,500	32	17,532	(7,821)	9,711	55.30
Business purpose residential MBS	11,731	74	11,805	(2,655)	9,150	78.00
Interest-only residential MBS	—	—	16	—	16	0.16
Total/weighted-average non-agency MBS	49,921	(1,622)	48,315	(15,692)	32,623	65.11
Commercial mortgage loan	45,000	—	45,000	(386)	44,614	99.14
Total/weighted-average	$94,921	$(1,622)	$93,315	$(16,078)	$77,237	$81.25

(1)	For non-agency MBS, includes contractual accrued interest receivable.

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of March 31, 2020, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements.  While the Company did not hold any outstanding exchange-traded U.S. Treasury note futures as of March 31, 2020, those instruments were also used during the first quarter of 2020.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of March 31, 2020 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$500,000	1.78%	1.65%	(0.13)%	1.0
3 to less than 5 years	100,000	1.52%	0.77%	(0.75)%	4.7
Total / weighted-average	$600,000	1.73%	1.50%	(0.23)%	1.6

In addition to interest rate swap agreements, the Company may also hold exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of March 31, 2020, the Company had no outstanding U.S. Treasury note futures.

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

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table presents the net income (loss) available (attributable) to common stock reported for the three months ended March 31, 2020 and 2019, respectively (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Interest income	$24,973	$33,832
Interest expense	15,832	25,915
Net interest income	9,141	7,917
Investment advisory fee income	—	250
Investment (loss) gain, net	(100,068)	13,803
General and administrative expenses	(3,243)	(4,376)
Net (loss) income	(94,170)	17,594
Dividend on preferred stock	(774)	(278)
Net (loss) income (attributable) available to common stock	$(94,944)	$17,316
Diluted (loss) earnings per common share	$(2.59)	$0.52
Weighted-average diluted common shares outstanding	36,711	33,139

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) increased $1.2 million, or 15.2%, from $7.9 million for the three months ended March 31, 2019 to $9.1 million for the three months ended March 31, 2020. The increase from the comparative period is primarily attributable to an 85 basis point decrease in the average interest costs of our short-term secured financing arrangements (due primarily to a decrease in prevailing benchmark short-term interest rates) and an increase in investment allocation to mortgage credit investments, partially offset by a 54 basis point decrease in the average asset yields of our specified agency MBS due to reallocating our concentration toward lower coupon securities with lower asset yields as well as relatively higher prepayment speeds during the period.

The components of GAAP net interest income from our MBS portfolio is summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,311,638	$23,388	2.82%	$3,998,040	$33,570	3.36%
Mortgage credit investments	87,057	1,442	6.63%	—	1
Other	—	143		—	261
	$3,398,695	24,973	2.94%	$3,998,040	33,832	3.38%
Short-term secured debt	$3,162,340	(14,592)	(1.83)%	$3,680,429	(24,643)	(2.68)%
Long-term unsecured debt	74,365	(1,240)	(6.67)%	74,141	(1,272)	(6.86)%
	$3,236,705	(15,832)	(1.94)%	$3,754,570	(25,915)	(2.76)%
Net interest income/spread (1)		$9,141	1.11%		$7,917	0.70%
Net interest margin (1)			1.22%			0.92%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our mortgage investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2020
	vs.
	Three Months Ended March 31, 2019
	Rate	Volume	Total Change
Agency MBS	$(4,419)	$(5,763)	$(10,182)
Mortgage credit investments	—	1,441	1,441
Other	(118)	—	(118)
Short-term secured debt	6,582	3,469	10,051
Long-term unsecured debt	32	—	32
	$2,077	$(853)	$1,224

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$3,311,638	$23,388	2.82%	$3,998,040	$33,570	3.36%
Mortgage credit investments	87,057	1,442	6.63%	—	1
TBA dollar rolls (1)	43,750	105	0.96%	538,885	1,420	1.05%
Other	—	143		—	261
Short-term secured debt	3,162,340	(14,592)	(1.83)%	3,680,429	(24,643)	(2.68)%
Interest rate swaps (2)	2,417,903	592	0.10%	3,095,411	4,747	0.61%
Long-term unsecured debt	74,365	(1,240)	(6.67)%	74,141	(1,272)	(6.86)%
Economic net interest income/margin (3)		$9,838	1.29%		$14,084	1.35%

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

	Three Months Ended March 31, 2020
	vs.
	Three Months Ended March 31, 2019
	Rate	Volume	Total Change
Agency MBS	$(4,419)	$(5,763)	$(10,182)
Mortgage credit investments	—	1,441	1,441
TBA dollar rolls	(10)	(1,305)	(1,315)
Other	(118)	—	(118)
Short-term secured debt	6,582	3,469	10,051
Interest rate swaps	(3,116)	(1,039)	(4,155)
Long-term unsecured debt	32	—	32
	$(1,049)	$(3,197)	$(4,246)

Economic net interest income for the three months ended March 31, 2020 decreased relative to the comparative period from the prior year due primarily to:

•	a flattening of the interest rate curve;
•

a 54 basis point decrease in the average asset yields of our specified agency MBS due to reallocating our concentration toward lower coupon securities with lower asset yields as well as relatively higher prepayment speeds during the period; and

•	lower average leverage and portfolio volumes; partially offset by
•	lower financing costs on the unhedged portion of our short-term financing arrangements driven primarily by a decrease in prevailing benchmark short-term interest rates; and
•	an increase in investment allocation to mortgage credit investments.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, mortgage credit investments, TBA transactions, and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Gains on agency MBS investments, net	$23,518	$69,168
Losses on mortgage credit investments, net	(20,424)	—
TBA commitments, net:
TBA dollar roll income	105	1,420
Other gains from TBA commitments, net	4,793	7,645
Total gains on TBA commitments, net	4,898	9,065
Interest rate derivatives:
Net interest income on interest rate swaps	592	4,747
Other losses from interest rate derivative instruments, net	(107,050)	(69,017)
Total losses on interest rate derivatives, net	(106,458)	(64,270)
Other, net	(1,602)	(160)
Investment (loss) gain, net	$(100,068)	$13,803

During the three months ended March 31, 2020, agency MBS spreads widened significantly which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments. Non-agency MBS prices declined substantially during the three months ended March 31, 2020 as spreads widened significantly due to severe dislocations in the market for non-agency MBS along with uncertainty surrounding the extent of potential credit losses due to the economic downturn.

During the three months ended March 31, 2019, MBS spreads narrowed modestly which resulted in the outperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 27.3%, from $4.4 million for the three months ended March 31, 2019 to $3.2 million for the three months ended March 31, 2020. The decrease in general and administrative expenses for the three months ended March 31, 2020 is primarily due to a decrease in compensation and benefits expense.

Compensation and benefits expense decreased by $1.2 million, or 38.7%, from $3.1 million for the three months ended March 31, 2019 to $1.9 million for the three months ended March 31, 2020. The decrease in compensation and benefits for the three months ended March 31, 2020 is primarily due to a decrease in the expected current year management cash incentive compensation and a decrease in long-term performance-based stock-based compensation due to our expectation that we will not achieve certain performance measures.

Other general and administrative expenses increased by $0.1 million, or 7.7%, from $1.3 million for the three months ended March 31, 2019 to $1.4 million for the three months ended March 31, 2020.

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

•

Net interest income determined in accordance with GAAP.  Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our investments in specified agency MBS and mortgage credit investments (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three months ended March 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
GAAP net interest income	$9,141	$7,917
TBA dollar roll income	105	1,420
Interest rate swap net interest income	592	4,747
Economic net interest income	9,838	14,084
Investment advisory fee income	—	250
Core general and administrative expenses	(2,850)	(3,603)
Preferred stock dividend	(774)	(278)
Non-GAAP core operating income	$6,214	$10,453

Non-GAAP core operating income per diluted common share	$0.17	$0.32
Weighted average diluted common shares outstanding	36,817	33,139

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP core operating income for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
GAAP net (loss) income	$(94,170)	$17,594
Add (less):
Total investment loss (gain), net	100,068	(13,803)
Stock-based compensation expense	393	773
Preferred stock dividend	(774)	(278)
Add back:
TBA dollar roll income	105	1,420
Interest rate swap net interest income	592	4,747
Non-GAAP core operating income	$6,214	$10,453

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

As of March 31, 2020, our debt-to-equity leverage ratio was 9.1 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term secured financing (i.e., repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt.  As of March 31, 2020, our “at risk” short-term secured financing to investable capital ratio was 1.5 to 1.

As of March 31, 2020, the Company’s liquid assets totaled $140.0 million consisting of cash and cash equivalents of $89.4 million and unencumbered agency MBS of $50.6 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government. As of March 31, 2020, the Company also had $28.4 million of cash pledged to counterparties for agency MBS sales that settled on April 15, 2020 and was returned by the settlement date.

Due to the impact of the COVID-19 pandemic and the government response, we may experience increased difficulty in our financing operations. COVID-19 has caused mortgage REITs to experience severe disruptions in financing operations (including the cost, attractiveness and availability of financing), in particular the ability to utilize repurchase financing and the margin requirements related to such financing. If conditions related to COVID-19 persist, we could experience an unwillingness or inability of our potential lenders to provide us with or renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business.

We are continuing to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we took steps to increase our liquidity position to $140.0 million as of March 31, 2020, as noted above. See Item 1A., Risk Factors, for additional information.

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

Cash Flows

As of March 31, 2020, our cash and cash equivalents totaled $89.4 million, representing a net increase of $69.8 million from $19.6 million as of December 31, 2019. Cash provided by operating activities of $9.4 million during the three months ended March 31, 2020 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $1,614.3 million during the three months ended March 31, 2020 was primarily generated by sales of agency MBS and non-agency MBS and receipt of principal payments from agency MBS, partially offset by purchases of new agency MBS and non-agency MBS and net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $1,553.9 million during the three months ended March 31, 2020 was primarily from repayments of repurchase agreements and dividend payments to stockholders.

Debt Capital

Long-Term Unsecured Debt

As of March 31, 2020, we had $74.4 million of total long-term unsecured debt, net of unamortized debt issuance costs of $0.9 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of March 31, 2020 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $25.0 million outstanding as of March 31, 2020 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.3 million outstanding as of March 31, 2020 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

Repurchase Agreements

We have short-term financing facilities that are structured as repurchase agreements with various financial institutions to fund our mortgage investments. We have obtained, and believe we will be able to continue to obtain, short-term financing in amounts and at interest rates consistent with our financing objectives. Funding for mortgage investments through repurchase agreements continues to be available to us at rates we consider to be attractive from multiple counterparties.

Our repurchase agreements to finance our acquisition of MBS include provisions contained in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (“SIFMA”) and may be amended and supplemented in accordance with industry standards for repurchase facilities.  Certain of our repurchase agreements include financial covenants, with which the failure to comply would constitute an event of default. Similarly, each repurchase agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. As provided in the standard master repurchase agreement as typically amended, upon the occurrence of an event of default or termination, the applicable counterparty has the option to terminate all repurchase transactions under such counterparty’s repurchase agreement and to demand immediate payment of any amount due from us.

Our repurchase agreement to finance our acquisition of mortgage loans is subject to a master repurchase agreement between a wholly-owned subsidiary of the Company, for which we provide a full guarantee of performance, and a third party lender.  The agreement contains financial covenants including our maintenance of a minimum level of net worth, liquidity and profitability, with which the failure to comply would constitute an event of default. Similarly, the agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. Upon the occurrence of an event of default or termination, the counterparty has the option to terminate all other indebtedness arrangements with us and to demand immediate payment of any amount due from us.

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (commonly referred to as a “margin call”), which may take the form of additional securities or cash. Margin calls on repurchase agreements collateralized by our mortgage investments primarily result from events such as declines in the value of the underlying mortgage collateral caused by factors such as rising interest rates, higher prepayments or higher actual or expected credit losses. Our repurchase agreements generally provide that valuations for mortgage investments securing our repurchase agreements are to be obtained from a generally recognized source agreed to by both parties.  However, in certain circumstances and under certain of our repurchase agreements, our lenders have the sole discretion to determine the value of the mortgage investments securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call, we must provide cash or additional securities on the same business day that the margin call is made if the lender provides us notice prior to the margin notice deadline on such day.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

March 31, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$1,977,095
Agency MBS collateral, at fair value (1)	2,094,164
Net amount (2)	117,069
Weighted-average rate	0.92%
Weighted-average term to maturity	15.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$27,871
MBS collateral, at fair value (3)	41,230
Net amount (2)	13,359
Weighted-average rate	3.13%
Weighted-average term to maturity	5.3 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500
Mortgage loans collateral, at fair value	44,614
Net amount (2)	13,114
Weighted-average rate	3.00%
Weighted-average term to maturity	315.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$2,036,466
Mortgage investments collateral, at fair value	2,180,008
Net amount (2)	143,542
Weighted-average rate	0.98%
Weighted-average term to maturity	19.5 days
Maximum amount outstanding at any month-end during the period	$3,369,372

(1)	Includes $1,455,136 at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.
(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

(3)	Includes $32,607 and $8,623 at fair value of non-agency and agency MBS collateral, respectively.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of March 31, 2020, we had outstanding repurchase agreement balances with 13 counterparties and have master repurchase agreements in place with a total of 19 counterparties located throughout North America, Europe and Asia. As of March 31, 2020, no more than 9.8% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 36.8% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of March 31, 2020:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	9	65.0%
Europe	2	21.2%
Asia	2	13.8%
	13	100.0%

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

As of March 31, 2020, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding margin held in collateral deposit with the custodian (dollars in thousands):

	March 31, 2020
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$600,000	$4,569

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

Margin Requirements for Agency MBS Purchase and Sale Commitments

Our commitments to purchase and sell agency MBS, including TBA commitments, are subject to master securities forward transaction agreements published by SIFMA as well as supplemental terms and conditions with each counterparty.  Under the terms of these agreements, we may be required to pledge collateral to our counterparty in the event the fair value of the agency MBS underlying our purchase and sale commitments change and such counterparty demands collateral through a margin call.  Margin calls on agency MBS commitments are generally caused by factors such as rising interest rates or prepayments.  Our agency MBS commitments provide that valuations for our commitments and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties.  However, in certain circumstances, our counterparties have the sole discretion to determine the value of the agency MBS commitment and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value.  In the event of a margin call, we must generally provide additional collateral on the same business day.  As of March 31, 2020, we posted additional cash collateral for margin calls of $28.4 million for unsettled agency MBS sale commitments.

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

Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the three months ended March 31, 2020, there were no issuances of common stock under the common equity distribution agreements.

As of March 31, 2020, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of March 31, 2020, we had Series B Preferred Stock outstanding with a liquidation preference of $8.9 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of March 31, 2020, we had Series C Preferred Stock outstanding with a liquidation preference of $30.0 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

Preferred Equity Distribution Agreement

On May 16, 2017, we entered into an equity distribution agreement with JonesTrading Institutional Services LLC, pursuant to which we may offer and sell, from time to time, up to 1,865,000 shares of our Series B Preferred Stock. On March 21, 2019, we entered into an amended and restated equity distribution agreement with JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research and Trading, LLC and Ladenburg Thalmann & Co. Inc., pursuant to which we may offer and sell, from time to time, up to 1,647,370 shares of our Series B Preferred Stock. Pursuant to the Series B preferred equity distribution agreement, shares of our Series B Preferred stock may be offered and sold through the preferred equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the three months ended March 31, 2020, there were no issuances of Series B Preferred stock under the preferred equity distribution agreements.

As of March 31, 2020, we had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

Common Share Repurchase Program

Our Board of Directors authorized the Repurchase Program pursuant to which we may repurchase up to 2.0 million shares of our Class A common stock.  As of March 31, 2020, 1,951,305 shares of Class A common stock remain available for repurchase under the repurchase program.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of March 31, 2020 and December 31, 2019, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of March 31, 2020 and December 31, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, spread risk, credit risk, liquidity risk and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of our risk management strategies related to these market risks. The following is additional information regarding certain of these market risks.

Interest Rate Risk

We are exposed to interest rate risk in our agency MBS portfolio. Our investments in agency MBS are financed with short-term borrowing facilities, such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate hedging instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate hedging instruments include interest rate swaps as well as U.S. Treasury note futures, options on U.S. Treasury note futures, and options on agency MBS. Historically, we have also utilized Eurodollar futures and interest rate swap futures.

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

The tables that follow illustrate the estimated change in fair value for our current investments in agency MBS and derivative instruments under several hypothetical scenarios of interest rate movements. For the purposes of this illustration, interest rates are defined by the U.S. Treasury yield curve. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Our estimate of the change in the fair value of agency MBS is based upon the same assumptions we use to manage the impact of interest rates on the portfolio. The interest rate sensitivity of our agency MBS and TBA commitments is derived from The Yield Book, a third-party model. Actual results could differ significantly from these estimates. The effective durations are based on observed fair value changes, as well as our own estimate of the effect of interest rate changes on the fair value of the investments, including assumptions regarding prepayments based, in part, on age and interest rate of the mortgages underlying the agency MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of historical interest rate conditions.

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

•

The yield curve that results from applying an instantaneous parallel decrease in interest rates reflects an interest rate of less than 0% in certain points of the curve.  The results of the analyses included in the tables below reflect the effect of these negative interest rates.

•	The analyses do no reflect any estimated changes in the fair value of our mortgage credit investments.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2020
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$645,001	$637,049	$650,641
TBA commitments	5,164	5,164	5,164
Interest rate swaps	(29)	3,783	(3,839)
Equity available to common stock	193,958	189,817	195,787
Book value per common share	$5.28	$5.17	$5.33
Book value per common share percent change		-2.13%	0.94%

	March 31, 2020
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$645,001	$625,643	$654,693
TBA	5,164	5,164	5,164
Interest rate swaps	(29)	7,594	(7,650)
Equity available to common stock	193,958	182,222	196,029
Book value per common share	$5.28	$4.96	$5.34
Book value per common share percentage change		-6.05%	1.07%

Spread Risk

Our mortgage investments expose us to “spread risk.”  Spread risk, also known as “basis risk,” is the risk of an increase in the spread between market participants’ required rate of return (or “market yield”) on our mortgage investments and prevailing benchmark interest rates, such as the U.S. Treasury or interest rate swap rates.

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.4 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of March 31, 2020.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2020
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$645,001	$642,182	$647,820
TBA	5,164	5,164	5,164
Equity available to common stock	193,958	191,139	196,777
Book value per common share	$5.28	$5.21	$5.36
Book value per common share percent change		-1.45%	1.45%

	March 31, 2020
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$645,001	$637,953	$652,049
TBA commitments	5,164	5,164	5,164
Equity available to common stock	193,958	186,910	201,006
Book value per common share	$5.28	$5.09	$5.48
Book value per common share percent change		(3.63)%	3.63%

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

Some of our mortgage credit investments have credit enhancements that mitigate our exposure to the credit risk of the underlying mortgage loans.  As of March 31, 2020, most of our investments in commercial MBS were “mezzanine” interests in an underlying commercial mortgage loan (or an underlying pool of commercial mortgage loans) that have structural credit enhancement in the form of subordinated interests.  Credit losses incurred on the underlying mortgage loans collateralizing our investments in mezzanine commercial MBS are allocated on a “reverse sequential” basis. Accordingly, any credit losses realized on the underlying mortgage loans are first absorbed by the beneficial interests subordinate to our mezzanine commercial MBS, to the extent of their respective principal balance, prior to being allocated to our investments.

Other of our mortgage credit investments represent a first loss position.  Accordingly, for such investments, credit losses realized on the underlying pool of mortgage loans are first allocated to the Company’s security, to the extent of its principal balance, prior to being allocated to the respective securitization’s more senior credit positions.

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

•

the uncertainty and economic impact of the ongoing coronavirus (COVID-19) pandemic and the measures taken by the government to address it, including the impact on our business, financial condition, liquidity and results of operations due to a significant decrease in economic activity and disruptions in our financing operations, among other factors;

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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 under the caption “Item 1A — Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2019, we are supplementing the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economies, and may have a material adverse impact on our business.

The COVID-19 outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. In particular, the COVID-19 pandemic presents the following risks and uncertainties to our business:

•

The significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in RMBS- related assets. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our results of operations. Further, in light of COVID-19’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates.  Elevated levels of delinquency or default would have an adverse impact on the value of our RMBS (particularly mortgage related assets subject to significant credit risks).   In addition, while conditions have subsided to some degree, COVID-19 has caused unprecedented volatility for assets across asset classes, including mortgage-related assets, which has and could cause severe mortgage spread widening.

•

We may also experience more difficulty in our financing operations.  COVID-19 has caused mortgage REITs to experience severe disruptions in financing operations (including the cost, attractiveness and availability of financing), in particular the ability to utilize repurchase financing and the margin requirements related to such financing.  If conditions related to COVID-19 persist, we could experience an unwillingness or inability of our potential lenders to provide us with or renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business.

•	The continued spread of COVID–19 could also negatively impact the availability of key personnel necessary to conduct our business.
•

Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.

•

The analytical models and data we use to value our investments may be more prone to inaccuracies in light of the unprecedented conditions created by COVID-19. Further, COVID-19 has also created an uncertain and volatile environment whereby general fixed income patterns have deviated widely from historical trends.

The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to current market conditions.

The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of future opportunities, our board of directors did not declare a common stock dividend for the first quarter of 2020. Our board of directors will continue to evaluate the payment of dividends as market conditions evolve.

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
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2020 and 2019; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 11, 2020