Form 10-Q
period 2020-06-30
Arlington Asset Investment Corp.
filed 2020-07-31
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AI	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AI PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AI PrC	NYSE
6.625% Senior Notes due 2023	AIW	NYSE
6.75% Senior Notes due 2025	AIC	NYSE

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 16, 2020:

Title	Outstanding
Class A Common Stock	35,016,392 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$14,096	$19,636
Interest receivable	1,605	10,663
Sold securities receivable	91,426	71,199
Agency mortgage-backed securities, at fair value	501,582	3,768,496
Mortgage credit securities, at fair value	79,871	33,501
Loans, at fair value	69,575	45,000
Derivative assets, at fair value	489	1,417
Deposits	2,473	37,123
Other assets	24,683	13,079
Total assets	$785,800	$4,000,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$426,877	$3,581,237
Interest payable	611	4,666
Accrued compensation and benefits	1,469	3,626
Dividend payable	58	8,494
Derivative liabilities, at fair value	207	8
Purchased securities payable	42,662	—
Other liabilities	909	507
Long-term unsecured debt	74,022	74,328
Total liabilities	546,815	3,672,866
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 343,839 and 354,039, shares issued and outstanding, respectively (liquidation preference of $8,596 and $8,851, respectively)	8,078	8,270
Series C Preferred stock, $0.01 par value, 1,166,900 and 1,200,000 shares issued and outstanding, respectively (liquidation preference of $29,172 and $30,000, respectively)	28,307	28,944
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 35,746,421 and 36,755,387 shares issued and outstanding, respectively	357	368
Additional paid-in capital	2,047,286	2,049,292
Accumulated deficit	(1,845,043)	(1,759,626)
Total stockholders’ equity	238,985	327,248
Total liabilities and stockholders’ equity	$785,800	$4,000,114

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Agency mortgage-backed securities	$3,517	$32,275	$26,905	$65,845
Mortgage credit securities	1,258	14	1,989	15
Loans	825	—	1,536	—
Interest and other income	534	428	677	689
Total interest income	6,134	32,717	31,107	66,549
Interest expense
Short-term secured debt	1,154	24,866	15,746	49,509
Long-term unsecured debt	1,215	1,269	2,455	2,541
Total interest expense	2,369	26,135	18,201	52,050
Net interest income	3,765	6,582	12,906	14,499
Investment advisory fee income	—	—	—	250
Investment gain (loss), net
Gain on mortgage investments, net	7,625	42,239	10,719	111,407
Loss from derivative instruments, net	(397)	(69,072)	(102,997)	(124,277)
Other, net	2,569	150	2,007	(10)
Total investment gain (loss), net	9,797	(26,683)	(90,271)	(12,880)
General and administrative expenses
Compensation and benefits	1,897	2,233	3,755	5,349
Other general and administrative expenses	1,431	1,191	2,816	2,451
Total general and administrative expenses	3,328	3,424	6,571	7,800
Net income (loss)	10,234	(23,525)	(83,936)	(5,931)
Dividend on preferred stock	(758)	(774)	(1,532)	(1,052)
Net income (loss) available (attributable) to common stock	$9,476	$(24,299)	$(85,468)	$(6,983)
Basic earnings (loss) per common share	$0.26	$(0.67)	$(2.33)	$(0.20)
Diluted earnings (loss) per common share	$0.26	$(0.67)	$(2.33)	$(0.20)
Weighted-average common shares outstanding (in thousands)
Basic	36,618	36,533	36,665	34,803
Diluted	36,666	36,533	36,665	34,803

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2018	350,595	$8,245	—	$—	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444
Net income	—	—	—	—	—	—	—	17,594	17,594
Issuance of Class A common stock	—	—	—	—	6,000,000	60	48,750	—	48,810
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	74,619	1	(1)	—	—
Issuance of preferred stock	2,035	45	1,200,000	28,880	—	—	—	—	28,925
Stock-based compensation	—	—	—	—	—	—	773	—	773
Dividends declared	—	—	—	—	—	—	—	(14,135)	(14,135)
Balances, March 31, 2019	352,630	$8,290	1,200,000	$28,880	36,572,617	$366	$2,047,398	$(1,728,523)	$356,411
Net loss	—	—	—	—	—	—	—	(23,525)	(23,525)
Issuance of Class A common stock	—	—	—	—	—	—	1	—	1
Issuance of preferred stock	1,409	6	—	64	—	—	—	—	70
Stock-based compensation	—	—	—	—	—	—	217	—	217
Dividends declared	—	—	—	—	—	—	—	(8,885)	(8,885)
Balances, June 30, 2019	354,039	$8,296	1,200,000	$28,944	36,572,617	$366	$2,047,616	$(1,760,933)	$324,289

Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248
Net loss	—	—	—	—	—	—	—	(94,170)	(94,170)
Issuance of Class A common stock	—	—	—	—	—	—	(6)	—	(6)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	60,374	—	62	—	62
Issuance of preferred stock	—	(6)	—	(10)	—	—	—	—	(16)
Stock-based compensation	—	—	—	—	—	—	393	—	393
Dividends declared	—	—	—	—	—	—	—	(702)	(702)
Balances, March 31, 2020	354,039	$8,264	1,200,000	$28,934	36,815,761	$368	$2,049,741	$(1,854,498)	$232,809
Net income	—	—	—	—	—	—	—	10,234	10,234
Issuance of Class A common stock	—	—	—	—	—	—	(13)	—	(13)
Issuance of preferred stock	—	(13)	—	—	—	—	—	—	(13)
Repurchase of Class A common stock	—	—	—	—	(1,069,340)	(11)	(3,036)	—	(3,047)
Repurchase of preferred stock	(10,200)	(173)	(33,100)	(627)	—	—	—	—	(800)
Stock-based compensation	—	—	—	—	—	—	594	—	594
Dividends declared	—	—	—	—	—	—	—	(779)	(779)
Balances, June 30, 2020	343,839	$8,078	1,166,900	$28,307	35,746,421	$357	$2,047,286	$(1,845,043)	$238,985

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(83,936)	$(5,931)
Adjustments to reconcile net loss to net cash provided by operating activities
Investment loss, net	90,271	12,880
Net premium amortization on mortgage-backed securities	6,257	13,142
Other	1,180	1,112
Changes in operating assets
Interest receivable	9,058	878
Other assets	(974)	(273)
Changes in operating liabilities
Interest payable and other liabilities	(3,721)	(1,808)
Accrued compensation and benefits	(2,157)	(1,296)
Net cash provided by operating activities	15,978	18,704
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(360,984)	(1,527,755)
Purchases of mortgage credit securities	(106,622)	—
Purchases of loans	(25,000)	—
Proceeds from sales of agency mortgage-backed securities	3,484,757	1,539,475
Proceeds from sales of mortgage credit securities	49,115	—
Receipt of principal payments on agency mortgage-backed securities	181,552	220,982
Receipt of principal payments on mortgage credit securities	49	—
Payments for derivatives and deposits, net	(65,819)	(104,830)
Other	(10,067)	45
Net cash provided by investing activities	3,146,981	127,917
Cash flows from financing activities:
Repayments of repurchase agreements, net	(3,154,360)	(190,090)
(Payments for) proceeds from issuance of common stock	(19)	48,811
(Payments for) proceeds from issuance of preferred stock	(29)	28,995
Repurchase of common stock	(3,047)	—
Repurchase of preferred stock	(800)	—
Repurchase of long-term unsecured debt	(388)	—
Dividends paid	(9,856)	(26,366)
Net cash used in financing activities	(3,168,499)	(138,650)
Net (decrease) increase in cash and cash equivalents	(5,540)	7,971
Cash and cash equivalents, beginning of period	19,636	26,713
Cash and cash equivalents, end of period	$14,096	$34,684
Supplemental cash flow information:
Cash payments for interest	$22,121	$53,248
Cash payments for taxes	$—	$—

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses on acquiring and holding a levered portfolio of mortgage investments generally consisting of agency mortgage-backed securities (“MBS”) and mortgage credit investments.  The Company’s agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  The Company’s mortgage credit investments may include investments in mortgage loans secured by either residential or commercial real property, MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”), and loans or securities collateralized by mortgage servicing rights (“MSR”). The principal and interest of the Company’s mortgage credit investments are not guaranteed by a GSE or a U.S. government agency.  Arlington Asset is a Virginia corporation that is internally managed and does not have an external investment advisor.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2020 and December 31, 2019, approximately 98% and 97%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Mortgage Credit Securities

The Company recognizes interest income for its investments in mortgage credit securities by applying the prospective level-yield methodology required by GAAP for securitized financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.  The amount of periodic interest income recognized is determined by applying the security’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the security’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the security to its purchase price. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses.

In each subsequent quarterly reporting period, the amount and timing of cash flows expected to be collected from the security are re-estimated based upon current information and events. The following table provides a description of how periodic changes in the estimate of cash flows expected to be collected affect interest income recognition prospectively for investments in mortgage credit securities:

Scenario:	Effect on Interest Income Recognition for Investments in Mortgage Credit Securities:

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

Other Significant Accounting Policies

Certain of the Company’s other significant accounting policies are summarized in the following notes:

Investments in agency MBS, subsequent measurement	Note 3
Investments in mortgage credit securities, subsequent measurement Investments in loans Borrowings	Note 4 Note 5 Note 6
To-be-announced agency MBS transactions, including “dollar rolls”	Note 7
Derivative instruments	Note 7
Balance sheet offsetting	Note 8
Fair value measurements	Note 9

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

This update does not affect the accounting for financial assets that are measured at fair value on a recurring basis with changes in fair value reflected in net income.

January 1, 2020

Substantially all of the Company’s investments in financial assets are measured at fair value on a recurring basis with changes in fair value reflected in net income. Accordingly, the adoption of ASU No. 2016-13 did not have an effect on the Company’s consolidated financial statements.

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

The Company does not currently expect the adoption of ASU No. 2020-04 to have an effect on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of June 30, 2020 and December 31, 2019, the fair value of the Company’s investments in agency MBS was $501,582 and $3,768,496, respectively. As of June 30, 2020, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$4,930	$34,007	$9,971	$79,206
Agency MBS sold during the period	(522)	8,233	17,955	32,199
Total	$4,408	$42,240	$27,926	$111,405

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 7. Derivative Instruments” for further information about dollar rolls.

Note 4. Investments in Mortgage Credit Securities

The Company has elected to classify its investments in mortgage credit securities as trading securities.  Accordingly, the Company’s investments in mortgage credit securities are reported in the accompanying consolidated balance sheets at fair value.  As of June 30, 2020 and December 31, 2019, the fair value of the Company’s investments in mortgage credit securities was $79,871 and $33,501, respectively.  As of June 30, 2020, the Company’s investments in mortgage credit securities are non-agency MBS, which are securitized beneficial interests in mortgages secured by commercial or residential real property, and debt securities secured by MSRs.

All periodic changes in the fair value of mortgage credit securities that are not attributed to interest income are recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment gain (loss), net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in mortgage credit securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net gains (losses) recognized in earnings for:
Mortgage credit securities still held at period end	$2,118	$(1)	$(5,678)	$2
Mortgage credit securities sold during the period	1,138	—	(11,104)	—
Total	$3,256	$(1)	$(16,782)	$2

Note 5. Loans Held for Investment

The Company recognizes interest income on its loan investments based upon the contractual note rate of the loan.  The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of June 30, 2020 and December 31, 2019, the fair value of the Company’s loans held for investment were $69,575 and $45,000, respectively.

On December 31, 2019, the Company purchased a $45,000 loan secured by a first lien position in healthcare facilities.   The loan bears interest at a floating note rate equal to one-month LIBOR plus 4.25% with a note rate floor of 6.25%.  The maturity date of the loan is December 31, 2021 with a one-year extension available at the option of the borrower.  The loan has an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity. As of June 30, 2020 and December 31, 2019, the Company’s investment was $44,549 and $45,000, respectively, at fair value.

On June 9, 2020, the Company purchased at par a $25,000 loan participation interest in a repurchase agreement financing of a variable funding note that is collateralized by MSRs and guaranteed by the borrower.  The repurchase agreement financing bears interest at 8.50% and matures on August 7, 2020.  Pursuant to the participation agreement, the Company is required to pay a 1.00% administrative fee to the seller of the participation interest.  As of June 30, 2020, the Company’s investment was $25,026 at fair value.

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of May 12, 2021 and an interest rate that resets monthly at a rate equal to one-month LIBOR plus 2.00% with an interest rate floor of 3.00%.  Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of June 30, 2020 and December 31, 2019, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2020	December 31, 2019
Agency MBS repurchase financing:
Repurchase agreements outstanding	$395,377	$3,560,139
Agency MBS collateral, at fair value (1)	415,475	3,741,399
Net amount (2)	20,098	181,260
Weighted-average rate	0.22%	2.10%
Weighted-average term to maturity	14.0 days	23.7 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$—	$21,098
MBS collateral, at fair value (2)	—	30,747
Net amount (2)	—	9,649
Weighted-average rate	—	3.11%
Weighted-average term to maturity	—	8.1 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500	$—
Mortgage loans collateral, at fair value	44,549	—
Net amount (2)	13,049	—
Weighted-average rate	3.00%	—
Weighted-average term to maturity	316 days	—
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$426,877	$3,581,237
Mortgage investments collateral, at fair value	460,024	3,772,146
Net amount (2)	33,147	190,909
Weighted-average rate	0.43%	2.11%
Weighted-average term to maturity	36.3 days	23.6 days

(1)

As of June 30, 2020 and December 31, 2019, includes $28,563 and $71,284, respectively, at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Weighted-average outstanding balance during the three months ended	$559,880	$3,728,583
Weighted-average rate during the three months ended	0.82%	2.64%
Weighted-average outstanding balance during the six months ended	$1,861,110	$3,704,506
Weighted-average rate during the six months ended	1.68%	2.66%

Long-Term Unsecured Debt

As of June 30, 2020 and December 31, 2019, the Company had $74,022 and $74,328, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $854 and $972, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2020			December 31, 2019
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$35,122	$24,754	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.97%	6.75%	6.625%	4.74%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

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

During the three and six months ended June 30, 2020, the Company repurchased $246 and $178 in principal balance of Senior Notes due 2023 and Senior Notes due 2025, respectively. There were no repurchases of outstanding long-term unsecured debentures during the year ended December 31, 2019.

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

Under the terms of commitments to purchase or sell TBAs or specified agency MBS, the daily exchange of variation margin may occur based on changes in the fair value of the underlying agency MBS if a party to the transaction demands it. Receivables recognized for the right to reclaim cash collateral posted by the Company in respect of agency MBS purchase or sale commitments is included in the line item “deposits” in the accompanying consolidated balance sheets. Liabilities recognized for the obligation to return cash collateral received by the Company in respect of agency MBS purchase or sale commitments is included in the line item “other liabilities” in the accompanying consolidated balance sheets.

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$79	$—	$1,417	$(8)
TBA commitments	410	(207)	—	—
Total	$489	$(207)	$1,417	$(8)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of June 30, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 10 years	$50,000	0.64%	0.84%	0.20%	9.8	$79

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$2,050,000	1.77%	1.92%	0.15%	1.6	$83
3 to less than 7 years	510,000	1.61%	1.92%	0.31%	6.0	439
7 to less than 10 years	400,000	2.24%	1.91%	(0.33)%	9.5	715
10 or more years	25,000	2.96%	1.90%	(1.06)%	28.2	172
Total / weighted-average	$2,985,000	1.81%	1.92%	0.11%	3.6	$1,409

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

As of June 30, 2020 and December 31, 2019, the Company held no U.S. Treasury note futures.

TBA Commitments

The following table presents information about the Company’s TBA commitments as of the date indicated:

	June 30, 2020
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$75,000	$77,777	$78,187	$410
2.5% 30-year MBS sale commitments	(75,000)	(77,980)	(78,187)	(207)
Total TBA commitments, net	$—	$(203)	$—	$203

As of December 31, 2019, the Company had no outstanding TBA commitments.

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate derivatives:
Interest rate swaps:
Net interest (expense) income (1)	$(6)	$3,769	$586	$8,516
Unrealized gains (losses), net	8,367	(18,759)	14,312	(82,250)
Losses realized upon early termination, net	(8,969)	(56,367)	(118,893)	(55,189)
Total interest rate swap losses, net	(608)	(71,357)	(103,995)	(128,923)
U.S. Treasury note futures, net	—	(7,021)	(3,071)	(13,725)
Options on U.S. Treasury note futures, net	—	76	—	76
Total interest rate derivative losses, net	(608)	(78,302)	(107,066)	(142,572)
TBA commitments:
TBA dollar roll income (2)	170	1,995	275	3,415
Other gains on TBA commitments, net	41	7,235	4,834	14,880
Total gains on TBA commitments, net	211	9,230	5,109	18,295
Other derivatives	—	—	(1,040)	—
Total derivative losses, net	$(397)	$(69,072)	$(102,997)	$(124,277)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$600,000	$50,000	$—	$(600,000)	$50,000
TBA purchase (sale) commitments, net	—	75,000	(75,000)	—	—

	For the Three Months Ended June 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,850,000	$650,000	$—	$(900,000)	$2,600,000
10-year U.S. Treasury note futures	215,000	386,600	(340,000)	(106,600)	155,000
Sold call options on 10-year U.S. Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(500,000)	—	—
TBA purchase (sale) commitments, net	900,000	2,570,000	(2,920,000)	—	550,000

	For the Six Months Ended June 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$50,000	$(100,000)	$(2,885,000)	$50,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
TBA purchase (sale) commitments, net	—	175,000	(175,000)	—	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—

	For the Six Months Ended June 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$1,050,000	$—	$(1,550,000)	$2,600,000
10-year U.S. Treasury note futures	320,000	826,600	(730,000)	(261,600)	155,000
Sold call options on 10-year U.S. Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(500,000)	—	—
TBA purchase (sale) commitments, net	—	4,720,000	(4,170,000)	—	550,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	June 30, 2020	December 31, 2019
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$2,472	$37,122
Unsettled MBS trades and TBA commitments, net	1	1
Total cash collateral posted, net	$2,473	$37,123

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

The daily exchange of variation margin associated with a centrally cleared or exchange-traded derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its interest rate swaps and futures as a direct reduction to the carrying value of derivative asset or liability, respectively. The carrying amount of interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments generally represents the change in fair value that occurred on the last day of the reporting period.

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of June 30, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$79	$—	$79	$—	$—	$79
TBA commitments	410	—	410	(207)	—	203
Total derivative instruments	489	—	489	(207)	—	282
Total assets	$489	$—	$489	$(207)	$—	$282
Liabilities:
Derivative instruments:
TBA commitments	207	—	207	(207)	—	—
Total derivative instruments	207	—	207	(207)	—	—
Repurchase agreements	426,877	—	426,877	(426,877)	—	—
Total liabilities	$427,084	$—	$427,084	$(427,084)	$—	$—

	As of December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$1,417	$—	$1,417	$—	$—	$1,417
Total derivative instruments	1,417	—	1,417	—	—	1,417
Total assets	$1,417	$—	$1,417	$—	$—	$1,417
Liabilities:
Derivative instruments:
Interest rate swaps	$8	$—	$8	$(8)	$—	$—
Total derivative instruments	8	—	8	(8)	—	—
Repurchase agreements	3,581,237	—	3,581,237	(3,581,237)	—	—
Total liabilities	$3,581,245	$—	$3,581,245	$(3,581,245)	$—	$—

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

The Company measures the fair value of the following assets and liabilities:

Mortgage investments

Agency MBS - The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. In determining fair value, third-party pricing services use a market approach. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third-party pricing sources and review their documented valuation methodologies to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

Mortgage credit securities - Most of the Company’s investments in mortgage credit securities are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in mortgage credit securities include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for mortgage credit securities with similar characteristics. The Company reviews the third-party fair value estimates and performs procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as an internally derived discounted future cash flow measurement.

The Company’s non-agency MBS investment secured by a pool of business-purpose residential mortgage loans is classified within Level 3 of the fair value hierarchy.  To measure the fair value of this investment, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business-purpose residential mortgage loans as of June 30, 2020:

June 30, 2020
Annualized default rate	7.3%
Loss-given-default	40.0%
Discount rate	10.1%

Loans – The Company’s investments in loans are classified within Level 3 of the fair value hierarchy.  To measure the fair value of its loan investments, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of each loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s loan investments are the estimated remaining life of the loan and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of June 30, 2020, the estimated remaining life of the Company’s commercial mortgage loan investment was 2 years and the discount rate used to measure the present value of estimated future cash flows was 6.9%.  As of December 31, 2019, the fair value of the Company’s mortgage loan investment was its price of purchase, which occurred on the measurement date.

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

Other

Long-term unsecured debt - As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s long-term unsecured debt was $74,022 and $74,328, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $68,127 and $70,429 as of June 30, 2020 and December 31, 2019, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of June 30, 2020, the Company had investments in equity securities of publicly-traded companies at fair value of $11,084, which is included in the line item “other assets” in the accompanying consolidated balance sheets.  The Company held no investments in equity securities of publicly-traded companies at December 31, 2019.  Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of June 30, 2020 and December 31, 2019, the Company had investments in equity securities and investment funds measured at fair value of $7,333 and $6,375, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of June 30, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. As of December 31, 2019, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 9 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, deposits, receivables, repurchase agreements, payables, and other assets (aside from those previously discussed) and liabilities are generally reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Agency MBS	$501,582	$—	$501,582	$—
Mortgage credit securities	79,871	—	70,078	9,793
Loans	69,575	—	—	69,575
Derivative assets	489	—	489	—
Derivative liabilities	(207)	—	(207)	—
Other assets	18,417	11,084	—	7,333
Total	$669,727	$11,084	$571,942	$86,701

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Agency MBS	$3,768,496	$—	$3,768,496	$—
Mortgage credit securities	33,501	—	33,478	23
Loans	45,000	—	—	45,000
Derivative assets	1,417	—	1,417	—
Derivative liabilities	(8)	—	(8)	—
Other assets	6,375	—	—	6,375
Total	$3,854,781	$—	$3,803,383	$51,398

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 investments that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$59,592	$5,904	$51,398	$6,139
Included in investment gain (loss), net	1,981	149	(1,628)	(7)
Purchases	25,000	—	36,995	—
Sales	—	—	—	—
Payments, net	(115)	(15)	(525)	(95)
Interest income recognized	243	14	461	15
Ending balance	$86,701	$6,052	$86,701	$6,052
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$1,981	$149	$(1,628)	$(7)

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

As of June 30, 2020, the Company had estimated net operating loss (“NOL”) carryforwards of $14,588 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards expire in 2028. As of June 30, 2020, the Company had estimated net capital loss (“NCL”) carryforwards of $247,333 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $66,385 in 2020, $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023. As of  June 30, 2020, the Company also had $170,411 of deferred net losses from interest rate hedges for income tax purposes.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that were not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act of 2017, the corporate AMT was repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable upon the filing of the income tax return for that year with any remaining AMT credit carryforwards fully refundable upon the filing of the 2021 income tax return. As part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “Cares Act”), the timing of the refunding of the full amount of excess AMT credit carryforwards was accelerated so that it can now be refunded immediately.  As a result, the Company filed a request for a full refund of its remaining excess AMT credit that it received in July 2020.   As of June 30, 2020 and December 31, 2019, the Company had an AMT credit carryforward of $4,566, included as a receivable in “other assets” on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of June 30, 2020 and December 31, 2019, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2020	2019	2020	2019
Basic weighted-average common shares outstanding	36,618	36,533	36,665	34,803
Performance share units, unvested restricted stock units, and unvested restricted stock	48	—	—	—
Diluted weighted-average common shares outstanding	36,666	36,533	36,665	34,803
Net income (loss) available (attributable) to common stock	$9,476	$(24,299)	$(85,468)	$(6,983)
Basic earnings (loss) per common share	$0.26	$(0.67)	$(2.33)	$(0.20)
Diluted earnings (loss) per common share	$0.26	$(0.67)	$(2.33)	$(0.20)

 The diluted loss per share for the six months ended June 30, 2020 did not include the antidilutive effect of 76,836 shares of unvested shares of restricted stock, restricted stock units, and performance share units. The diluted loss per share for the three and six months ended June 30, 2019 did not include the antidilutive effect of 110,442 and 98,262 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 12. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of June 30, 2020 and December 31, 2019, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the quarters ended March 31, 2020 and June 30, 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.  The Board of Directors approved and the Company declared and paid the following dividends on its common stock for 2019:

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

Common Equity Distribution Agreements

 On August 10, 2018, the Company entered into separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which the Company may offer and sell, from time to time, up to 12,597,423 shares of the Company’s Class A common stock.

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

During the three and six months ended June 30, 2020 and the year ended December 31, 2019, there were no issuances of common stock under the common equity distribution agreements.

As of June 30, 2020, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

On October 26, 2015, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.  During the three and six months ended June 30, 2020, the Company repurchased 1,069,340 shares of Class A common stock for a total purchase price of $3,047. There were no shares repurchased by the Company under the Repurchase Program during the year ended December 31, 2019.  As of June 30, 2020, there remain available for repurchase 881,965 shares of Class A common stock under the Repurchase Program.

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

During the three and six months ended June 30, 2020, the Company repurchased 10,200 shares of Series B Preferred Stock for a total purchase price of $173.

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

During the three and six months ended June 30, 2020, the Company repurchased 33,100 shares of Series C Preferred Stock for a total purchase price of $627.

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

During the three and six months ended June 30, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. The following table provides information about the issuances of preferred stock under the Series B preferred equity distribution agreements for the period indicated:

Series B Preferred Stock Issuances	Year Ended December 31, 2019
Shares issued	3,444
Weighted average public offering price	$22.39
Net proceeds (1)	$76
(1)	Net of selling commissions and expenses.

As of June 30, 2020, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

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

The Board of Directors adopted the Rights Plan in an effort to protect against a possible limitation on the Company’s ability to use its NOL carryforwards, NCL carryforwards, and built-in losses under Sections 382 and 383 of the Internal Revenue Code. The Company’s ability to use its NOLs, NCLs and built-in losses would be limited if it experienced an “ownership change” under Section 382 of the Internal Revenue Code. In general, an “ownership change” would occur if there is a cumulative change in the ownership of the Company’s common stock of more than 50% by one or more “5% shareholders” during a three-year period. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of the Company’s outstanding Class A common stock, each, an Acquiring Person, without the approval of the Board of Directors and triggering an “ownership change” as defined by Section 382.

The Rights Plan, as amended, and any outstanding rights will expire at the earliest of (i) June 4, 2022, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Internal Revenue Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, or (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward.

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

Our Company

We are an investment firm that focuses on acquiring and holding a levered portfolio of mortgage investments.  Our mortgage investments generally consist of agency mortgage-backed securities (“MBS”) and mortgage credit investments.  Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  Our mortgage credit investments may include investments in mortgage loans secured by either residential or commercial real property, MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”), and loans or securities collateralized by mortgage servicing rights (“MSRs”). The principal and interest of our mortgage credit investments are not guaranteed by a GSE or U.S. government agency.

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

Current Market Conditions and Trends

The global economic impact of the COVID-19 pandemic led to substantial liquidity strains in the financial markets and extreme market volatility and dislocations that led to agency mortgage spreads widening significantly during the first quarter. Actions by the

Federal Reserve to aggressively resume purchases of U.S. Treasury securities and agency MBS improved liquidity and functioning of the financial markets, leading to a tightening of agency mortgage spreads by the end of the first quarter.  Agency mortgage spreads continued to tighten during the second quarter of 2020 in part due the improved liquidity and functioning of the financial markets.  For non-agency MBS and mortgage credit investments, severe dislocations along with uncertainty surrounding the size of expected credit losses led to substantial widening of credit spreads and declines in the market prices during the first quarter.  During the second quarter, mortgage credit spreads tightened although liquidity in certain classes remains limited.  For us, repurchase agreement (“repo”) funding for high quality assets such as agency MBS continued to function at relatively normal levels through the first and second quarters.  However, the repo funding markets for more credit sensitive assets such as non-agency MBS during this period have been strained, characterized by limited availability as well as increasing pricing and haircuts.

In response to the rapid evolving risks to economic activity from the pandemic, the Federal Open Market Committee (“FOMC”) held two unscheduled meetings on March 3, 2020 and March 15, 2020.  At its March 3 meeting, the FOMC lowered its target federal funds rate 50 basis points and at its March 15 meeting the FOMC lowered the rate an additional 100 basis points to a current range of 0% to 0.25%.  At its June 10, 2020 meeting, the FOMC announced that it will maintain the target range for the federal funds rate at 0% to 0.25% and commented in its statement that the effects of the pandemic will weigh heavily on economic activity in the near term and pose considerable risks to the economic outlook over the medium term and that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.  Based on federal fund futures prices, market participants currently expect that the FOMC will maintain its target federal funds rate at its current range for the next twelve months.

At its March 15 meeting, the FOMC also stated it would increase its holdings of U.S. Treasury securities by $500 billion and agency MBS by $200 billion and that it would reinvest all principal payments from its holdings of agency debt and agency MBS into agency MBS as well as expanding its overnight and term repurchase agreement operations.  Subsequently on March 23, 2020, the FOMC took further actions to support the flow of credit to households and businesses by addressing strains in the markets for U.S. Treasury securities and agency MBS by announcing that it will continue to purchase U.S. Treasury securities and agency MBS in the amounts needed to support smooth market functioning and effective transmission of broader monetary policy to broader financial conditions.  In addition, the FOMC reiterated that it will continue to offer large-scale overnight and term repurchase agreement operations.   At its June 10 meeting, the FOMC reaffirmed its positions of purchasing U.S. Treasury securities and agency MBS and offering large-scale overnight and term repurchase agreement operations.

The 10-year U.S. Treasury rate declined one basis point during the second quarter to 0.66% as of June 30, 2020.  The U.S. Treasury curve steepened during the second quarter as the spread between the 2-year and 10-year U.S. Treasury rate widened nine basis points resulting in a spread of 51 basis points as of June 30, 2020.  The spread between 10-year U.S. Treasury rates and interest rate swaps widened seven basis points during the second quarter of 2020 with the 10-year swap rate ending at 0.64% as of June 30, 2020.

During the second quarter of 2020, prepayment speeds in the fixed-rate 30-year residential mortgage market increased significantly from the prior quarter in response to the significant decrease in mortgage rates.  Looking forward, market expectations are that historically low interest rates will keep prepayment speeds elevated in the near term.  However, forward prepayment speeds are difficult to predict in the current environment as there is uncertainty surrounding the capacity of mortgage originators, potential decline in volume of new home sales, the impact of forbearance programs on federally insured mortgage loans, and the financial impact of the recent economic downturn on borrowers and housing prices.

Historical housing prices continued to increase at a modest pace as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 4.7% annual gain in April 2020.  However, there is uncertainty related to the path of housing prices in the near term due to the current economic environment.

The following table presents certain key market data as of the dates indicated:

	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	Change - Second Quarter 2020

30-Year FNMA Fixed Rate MBS (1)
2.5%	$99.27	$99.58	$98.92	$103.55	$104.23	$0.68
3.0%	100.80	101.55	101.39	104.86	105.30	0.44
3.5%	102.20	102.64	102.86	105.80	105.17	(0.63)
4.0%	103.33	103.80	104.02	106.77	105.95	(0.82)
4.5%	104.48	105.33	105.30	107.64	107.45	(0.19)
FNMA Current Coupon vs. 10-year Swap Rate	78 bps	105 bps	82 bps	108 bps	93 bps	-15 bps

U.S. Treasury Rates (UST)
2-year UST	1.75%	1.62%	1.57%	0.25%	0.15%	-10 bps
3-year UST	1.71%	1.56%	1.61%	0.29%	0.17%	-12 bps
5-year UST	1.77%	1.54%	1.69%	0.38%	0.29%	-9 bps
7-year UST	1.88%	1.61%	1.83%	0.54%	0.49%	-5 bps
10-year UST	2.01%	1.66%	1.92%	0.67%	0.66%	-1 bps
2-year UST to 10-year UST spread	26 bps	4 bps	35 bps	42 bps	51 bps	9 bps

Interest Rate Swap Rates
2-year swap	1.81%	1.63%	1.70%	0.49%	0.23%	-26 bps
3-year swap	1.74%	1.55%	1.69%	0.46%	0.23%	-23 bps
5-year swap	1.77%	1.50%	1.73%	0.52%	0.33%	-19 bps
7-year swap	1.84%	1.51%	1.80%	0.61%	0.47%	-14 bps
10-year swap	1.96%	1.56%	1.90%	0.72%	0.64%	-8 bps
2-year swap to 2-year UST spread	6 bps	1 bps	13 bps	24 bps	8 bps	-16 bps
10-year swap to 10-year UST spread	-5 bps	-10 bps	-2 bps	5 bps	-2 bps	-7 bps

London Interbank Offered Rates (LIBOR)
1-month LIBOR	2.40%	2.02%	1.76%	0.99%	0.16%	-83 bps
3-month LIBOR	2.32%	2.09%	1.91%	1.45%	0.30%	-115 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation that authorizes more than $2 trillion in economic relief to individuals, businesses and government organizations due to the economic and health impacts of the COVID-19 pandemic.  Among its many provisions, the CARES Act instituted a foreclosure moratorium and borrower right to request forbearance on any federally-backed residential mortgage, including mortgage loans in agency MBS.  More specifically, commencing March 18, 2020, foreclosures were not allowed for 60 days.  On June 17, 2020, the Federal Housing and Finance Agency announced that Fannie Mae and Freddie Mac had extended the moratorium on foreclosures until at least August 31, 2020.  In addition, under the CARES Act, borrowers of federally-backed residential mortgages may request forbearance if the borrower has experienced financial hardship as a result of the COVID-19 pandemic.  If forbearance is requested by the borrower, the loan servicer is required to grant forbearance for up to 180 days that can be extended for an additional 180 days at the borrower’s request.  During the forbearance period, the servicer cannot charge or collect any fees, penalties, or interest beyond what could be charged if the borrower made all payments timely.

In addition, the CARES Act established, among other things, the Paycheck Protection Program (the “Paycheck Program”) and an expansion of the Economic Injury Disaster Loan (“EIDL”) program, backed by the U.S. Small Business Administration (the “SBA”), to provide economic assistance to small businesses that are economically impacted by the COVID-19 pandemic.  Under the Paycheck Program, up to $349 billion in funding is available to businesses with less than 500 employees or certain businesses, including the restaurant and hotel industries, that have in excess of 500 employees.  Eligible businesses may receive loans up to the greater of 2.5 times their monthly payroll or $10 million under the Paycheck Program.  The loans are forgivable generally to the extent of the borrower’s payroll costs, mortgage interest and rent payments and utility costs during the covered period.  Under the CARES Act, the existing EIDL program was expanded by $10 billion in funding businesses with less than 500 employees and certain other eligibility requirements.  Eligible businesses may obtain long-term financing up to $2 million under the EIDL program.

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

We are party to various financial instruments which include LIBOR as a reference rate.  As of June 30, 2020, these financial instruments include interest rate swap agreements, a mortgage loan investment, and preferred stock and unsecured notes issued by the Company.

As of June 30, 2020, we had $50 million notional amount of interest rate swaps outstanding that expire after 2021.  Under the terms of our interest rate swap agreements, we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset.  All of our existing interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”).  The fallback terms of our current interest rate swap agreements were not designed to cover a permanent discontinuation of LIBOR.  Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations.  Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements.  ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR.  It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR.  It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions.  However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of June 30, 2020, we had a mortgage loan investment with a principal balance outstanding of $45.0 million that bears interest at one-month LIBOR plus a spread of 4.25% with a LIBOR floor of 2.00%.  The loan matures on December 30, 2021 with a one-year extension available at the option of the borrower.  Under the terms of the loan agreement, if the administrative agent of the loan determines that LIBOR cannot be determined and LIBOR has been succeeded by an alternative floating rate index (i) that is commonly accepted by market participants as an alternative to LIBOR as determined by the administrative agent, (ii) that is publicly recognized by ISDA as an alternative to LIBOR, and (iii) for which ISDA has approved an amendment to hedge agreements generally providing such floating rate index as a standard alternative to LIBOR, then the administrative agent would use such alternative floating rate index as the fallback rate.  If the administrative agent determines that no alternative rate index is available, then the fallback interest rate would be based on the prime rate plus an applicable spread.

As of June 30, 2020, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035.  Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of June 30, 2020, we had 1,166,900 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $29.2 million.  The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference.  Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market.  If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion.  If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period.

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

Portfolio Overview

For the six months ended June 30, 2020, we took strategic actions to reduce our risk by lowering our leverage and increasing our liquidity position.  We reduced our “at risk” short term secured financing to investable capital ratio to 1.2 to 1 as of June 30, 2020 compared to 8.7 to 1 as of December 31, 2019 by selling mortgage investments and reducing our repo borrowings. Based on investable capital, we had allocated 62% and 38% of our capital to our agency MBS and mortgage credit investment strategies, respectively, as of June 30, 2020.  In order to preserve liquidity, our Board of Directors did not declare a dividend on our common stock during the first and second quarters of 2020.  As of June 30, 2020, our liquid assets totaled $100.2 million consisting of cash and cash equivalents of $14.1 million and unencumbered agency MBS of $86.1 million at fair value. With our increased amount of available liquidity, we intend to identify, evaluate and potentially invest in new attractive investment opportunities that may be created in the current economic environment.

The following table summarizes our mortgage investment portfolio at fair value as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Agency MBS:
Specified agency MBS	$501,582	$3,768,496
Net long agency TBA dollar roll positions (1)	—	—
Total agency MBS	501,582	3,768,496
Mortgage credit investments:
Mortgage credit securities	79,871	33,501
Loans	69,575	45,000
Total mortgage credit investments	149,446	78,501
Total mortgage investments	$651,028	$3,846,997

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value,” with a collective net asset carrying value of $203 as of June 30, 2020.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of June 30, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.5%	$218,144	$10,699	$228,843	$850	$229,693	$105.29	2.50%	4.2
3.0%	178,561	5,145	183,706	7,963	191,669	107.34	3.00%	4.2
3.5%	20,969	806	21,775	885	22,660	108.06	3.50%	3.1
4.0%	15,567	640	16,207	687	16,894	108.52	4.00%	2.5
4.5%	37,094	1,608	38,702	1,950	40,652	109.59	4.50%	2.9
5.5%	12	—	12	2	14	117.71	5.50%	4.8
Total/weighted-average	$470,347	$18,898	$489,245	$12,337	$501,582	$106.64	2.94%	4.0

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$200,758	$9,778	$210,536	$1,434	$211,970	$105.58	2.57%	4.2
Freddie Mac	269,589	9,120	278,709	10,903	289,612	107.43	3.22%	3.8
Total/weighted-average	$470,347	$18,898	$489,245	$12,337	$501,582	$106.64	2.94%	4.0

The annualized prepayment rate for our agency MBS was 19.67% for the three months ended June 30, 2020. As of June 30, 2020, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 66% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas.

Our agency MBS investment portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long

TBA positions as derivative instruments.  Information about our net long TBA positions as of June 30, 2020 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
2.5% 30-year MBS purchase commitments	$75,000	$77,777	$78,187	$410
2.5% 30-year MBS sale commitments	(75,000)	(77,980)	(78,187)	(207)
Total net long agency TBA dollar roll positions	$—	$(203)	$—	$203

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Mortgage Credit Investment Portfolio

As of June 30, 2020, our mortgage credit investment portfolio was comprised of $79.9 million in mortgage credit securities and $69.6 million in loans at fair value. As of June 30, 2020, our mortgage credit securities consisted primarily of investments collateralized by MSRs, commercial mortgage loans and residential mortgage loans.  As of June 30, 2020, our loan portfolio was comprised of a commercial mortgage loan secured by a first lien position in healthcare facilities and a loan participation interest in a repurchase agreement financing collateralized by a variable funding note secured by MSRs. The following table presents further information about our mortgage credit investments as of June 30, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Original Purchase Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price
Mortgage servicing rights financing	$65,000	$(2,559)	$62,441	$2,029	$64,470	$99.09
Commercial mortgage loan	45,000	—	45,000	(451)	44,549	99.00
Commercial MBS	20,690	(1,704)	18,986	(6,405)	12,581	60.33
Residential MBS	17,947	(699)	17,248	805	18,053	99.93
Interest-only residential MBS	—	—	16	—	16	0.16
Business purpose residential MBS	11,731	200	11,931	(2,154)	9,777	83.34
Total/weighted-average	$160,368	$(4,762)	$155,622	$(6,176)	$149,446	$93.01

(1)	For investments in mortgage credit securities, includes contractual accrued interest receivable.

Economic Hedging Instruments

The Company attempts to hedge a portion of its exposure to interest rate fluctuations associated with its agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. As of June 30, 2020, the interest rate hedging instruments primarily used by the Company were centrally cleared interest rate swap agreements.  While the Company did not hold any outstanding exchange-traded U.S. Treasury note futures as of June 30, 2020, those instruments were used during the first quarter of 2020.

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about the Company’s outstanding interest rate swap agreements in effect as of June 30, 2020 is as follows (dollars in thousands):

Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
$50,000	0.64%	0.84%	0.20%	9.8

In addition to interest rate swap agreements, the Company may also hold exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of June 30, 2020, the Company had no outstanding U.S. Treasury note futures.

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

Three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019

The following table presents the net income (loss) available (attributable) to common stock reported for the three and six months ended June 30, 2020 and 2019, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$6,134	$32,717	$31,107	$66,549
Interest expense	2,369	26,135	18,201	52,050
Net interest income	3,765	6,582	12,906	14,499
Other income	—	—	—	250
Investment gain (loss), net	9,797	(26,683)	(90,271)	(12,880)
General and administrative expenses	(3,328)	(3,424)	(6,571)	(7,800)
Net income (loss)	10,234	(23,525)	(83,936)	(5,931)
Dividend on preferred stock	(758)	(774)	(1,532)	(1,052)
Net income (loss) available (attributable) to common stock	$9,476	$(24,299)	$(85,468)	$(6,983)
Diluted earnings (loss) per common share	$0.26	$(0.67)	$(2.33)	$(0.20)
Weighted-average diluted common shares outstanding	36,666	36,533	36,665	34,803

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $2.8 million, or 42.4%, from $6.6 million for the three months ended June 30, 2019 to $3.8 million for the three months ended June 30, 2020. GAAP net interest income decreased $1.6 million, or 11.0%, from $14.5 million for the six months ended June 30, 2019 to $12.9 million for the six months ended June 30, 2020. The decrease from the comparative periods is primarily the result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

The components of GAAP net interest income from our MBS portfolio is summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$667,355	$3,517	2.11%	$4,025,014	$32,275	3.21%
Mortgage credit investments	115,818	2,083	7.19%	—	14
Other	—	534		—	428
	$783,173	6,134	3.13%	$4,025,014	32,717	3.25%
Short-term secured debt	$559,880	(1,154)	(0.82)%	$3,728,583	(24,866)	(2.64)%
Long-term unsecured debt	74,339	(1,215)	(6.54)%	74,197	(1,269)	(6.84)%
	$634,219	(2,369)	(1.49)%	$3,802,780	(26,135)	(2.72)%
Net interest income/spread (1)		$3,765	2.31%		$6,582	0.61%
Net interest margin (1)			2.54%			0.78%

	Six Months Ended June 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$1,989,497	$26,905	2.70%	$4,011,527	$65,845	3.28%
Mortgage credit investments	101,438	3,525	6.95%	—	15
Other	—	677		—	689
	$2,090,935	31,107	2.98%	$4,011,527	66,549	3.32%
Short-term secured debt	$1,861,110	(15,746)	(1.67)%	$3,704,506	(49,509)	(2.66)%
Long-term unsecured debt	74,352	(2,455)	(6.60)%	74,169	(2,541)	(6.85)%
	$1,935,462	(18,201)	(1.86)%	$3,778,675	(52,050)	(2.74)%
Net interest income/spread (1)		$12,906	1.30%		$14,499	0.66%
Net interest margin (1)			1.47%			0.85%

(1)	Net interest spread and net interest margin rates exclude interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our mortgage investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	vs.			vs.
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(1,835)	$(26,923)	$(28,758)	$(5,751)	$(33,189)	$(38,940)
Mortgage credit investments	—	2,069	2,069	—	3,510	3,510
Other	—	106	106	—	(12)	(12)
Short-term secured debt	2,580	21,132	23,712	9,127	24,636	33,763
Long-term unsecured debt	56	(2)	54	92	(6)	86
	$801	$(3,618)	$(2,817)	$3,468	$(5,061)	$(1,593)

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$667,355	$3,517	2.11%	$4,025,014	$32,275	3.21%
Mortgage credit investments	115,818	2,083	7.19%	—	14
TBA dollar rolls (1)	50,249	170	1.35%	947,965	1,995	0.84%
Other	—	534		—	428
Short-term secured debt	559,880	(1,154)	(0.82)%	3,728,583	(24,866)	(2.64)%
Interest rate swaps (2)	122,222	(6)	(0.02)%	2,895,663	3,769	0.52%
Long-term unsecured debt	74,339	(1,215)	(6.54)%	74,197	(1,269)	(6.84)%
Economic net interest income/margin (3)		$3,929	2.47%		$12,346	1.10%

	Six Months Ended June 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$1,989,497	$26,905	2.70%	$4,011,527	$65,845	3.28%
Mortgage credit investments	101,438	3,525	6.95%	—	15
TBA dollar rolls (1)	46,999	275	1.17%	743,425	3,415	0.92%
Other	—	677		—	689
Short-term secured debt	1,861,110	(15,746)	(1.67)%	3,704,506	(49,509)	(2.66)%
Interest rate swaps (2)	1,270,063	586	0.09%	2,995,537	8,516	0.57%
Long-term unsecured debt	74,352	(2,455)	(6.60)%	74,169	(2,541)	(6.85)%
Economic net interest income/margin (3)		$13,767	1.52%		$26,430	1.22%

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

(3)	Net interest spread and net interest margin rates exclude interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	vs.			vs.
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(1,835)	$(26,923)	$(28,758)	$(5,751)	$(33,189)	$(38,940)
Mortgage credit investments	—	2,069	2,069	—	3,510	3,510
TBA dollar rolls	65	(1,890)	(1,825)	59	(3,199)	(3,140)
Other	—	106	106	—	(12)	(12)
Short-term secured debt	2,580	21,132	23,712	9,127	24,636	33,763
Interest rate swaps	(165)	(3,610)	(3,775)	(3,025)	(4,905)	(7,930)
Long-term unsecured debt	56	(2)	54	92	(6)	86
	$701	$(9,118)	$(8,417)	$502	$(13,165)	$(12,663)

Economic net interest income for the three and six months ended June 30, 2020 decreased relative to the comparative periods from the prior year primarily as a result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, mortgage credit investments, TBA transactions, and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gains on agency MBS investments, net	$4,408	$42,240	$27,926	$111,405
Gains (losses) on mortgage credit investments, net	3,217	(1)	(17,207)	2
TBA commitments, net:
TBA dollar roll income	170	1,995	275	3,415
Other gains from TBA commitments, net	41	7,235	4,834	14,880
Total gains on TBA commitments, net	211	9,230	5,109	18,295
Interest rate derivatives:
Net interest (expense) income on interest rate swaps	(6)	3,769	586	8,516
Other losses from interest rate derivative instruments, net	(602)	(82,071)	(107,652)	(151,088)
Total losses on interest rate derivatives, net	(608)	(78,302)	(107,066)	(142,572)
Other derivatives, net	—	—	(1,040)	—
Other investments, net	2,569	150	2,007	(10)
Investment gain (loss), net	$9,797	$(26,683)	$(90,271)	$(12,880)

During the three months ended March 31, 2020, agency MBS spreads widened significantly which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.  During the three months ended June 30, 2020, agency MBS spreads narrowed, in part due to the improved liquidity and functioning of the financial markets.

Mortgage credit investment prices declined substantially during the three months ended March 31, 2020 as spreads widened significantly due to severe dislocations in the market for non-agency MBS along with uncertainty surrounding the extent of potential credit losses due to the economic downturn. During the three months ended June 30, 2020, mortgage credit spreads narrowed somewhat on certain classes of instruments leading to the recognition of net gains on such investments.

During the three months ended June 30, 2019, agency MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 2.9%, from $3.4 million for the three months ended June 30, 2019 to $3.3 million for the three months ended June 30, 2020. General and administrative expenses decreased by $1.2 million, or 15.4%, from $7.8 million for the six months ended June 30, 2019 to $6.6 million for the six months ended June 30, 2020. The decrease in general and administrative expenses for the three and six months ended June 30, 2020 is primarily due to a decrease in compensation and benefits expense.

Compensation and benefits expense decreased by $0.3 million, or 13.6%, from $2.2 million for the three months ended June 30, 2019 to $1.9 million for the three months ended June 30, 2020. Compensation and benefits expense decreased by $1.5 million, or 28.3%, from $5.3 million for the six months ended June 30, 2019 to $3.8 million for the six months ended June 30, 2020. The decrease in compensation and benefits for the three and six months ended June 30, 2020 is primarily due to a decrease in the number of employees, a decrease in the expected current year management cash incentive compensation and a decrease in long-term performance-based stock-based compensation due to our expectation that we will not achieve certain performance measures.

Other general and administrative expenses increased by $0.2 million, or 16.7%, from $1.2 million for the three months ended June 30, 2019 to $1.4 million for the three months ended June 30, 2020. Other general and administrative expenses increased by $0.3 million, or 12.0%, from $2.5 million for the six months ended June 30, 2019 to $2.8 million for the six months ended June 30, 2020.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we reported “non-GAAP core operating income.” We define core operating income as “economic net interest income” and investment advisory fee income less “core general and administrative expenses.”

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest-bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income earned or expense incurred from interest rate swap agreements.

We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of core general and administrative expenses.

•

Net interest income determined in accordance with GAAP.  Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our investments in specified agency MBS and mortgage credit investments (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions income.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net interest income	$3,765	$6,582	$12,906	$14,499
TBA dollar roll income	170	1,995	275	3,415
Interest rate swap net interest (expense) income	(6)	3,769	586	8,516
Economic net interest income	3,929	12,346	13,767	26,430
Investment advisory fee income	—	—	—	250
Core general and administrative expenses	(2,734)	(3,207)	(5,584)	(6,810)
Preferred stock dividend	(758)	(774)	(1,532)	(1,052)
Non-GAAP core operating income	$437	$8,365	$6,651	$18,818

Non-GAAP core operating income per diluted common share	$0.01	$0.23	$0.18	$0.54
Weighted average diluted common shares outstanding	36,666	36,644	36,665	34,901

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP core operating income for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net income (loss)	$10,234	$(23,525)	$(83,936)	$(5,931)
Add (less):
Total investment (gain) loss, net	(9,797)	26,683	90,271	12,880
Stock-based compensation expense	594	217	987	990
Preferred stock dividend	(758)	(774)	(1,532)	(1,052)
Add back:
TBA dollar roll income	170	1,995	275	3,415
Interest rate swap net interest (expense) income	(6)	3,769	586	8,516
Non-GAAP core operating income	$437	$8,365	$6,651	$18,818

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

As of June 30, 2020, our debt-to-equity leverage ratio was 2.1 to 1 measured as the ratio of the sum of our total debt to our shareholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term financing to investable capital ratio.  Our “at risk” short-term financing to investable capital ratio is measured as the ratio of the sum of our short-term secured financing (i.e., repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt.  As of June 30, 2020, our “at risk” short-term secured financing to investable capital ratio was 1.2 to 1.

As of June 30, 2020, the Company’s liquid assets totaled $100.2 million consisting of cash and cash equivalents of $14.1 million and unencumbered agency MBS of $86.1 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Due to the economic impact of the COVID-19 pandemic on the financial markets, we may experience increased difficulty in our financing operations. COVID-19 has caused mortgage REITs to experience severe disruptions in financing operations (including the cost, attractiveness and availability of financing), in particular the ability to utilize repurchase financing and the margin requirements related to such financing. If conditions related to COVID-19 persist, we could experience an unwillingness or inability of our potential lenders to provide us with or renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business.

We are continuing to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we took steps to increase our liquidity position to $100.2 million as of June 30, 2020, as noted above. See Item 1A., Risk Factors, for additional information.

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

Cash Flows

As of June 30, 2020, our cash and cash equivalents totaled $14.1 million, representing a net decrease of $5.5 million from $19.6 million as of December 31, 2019. Cash provided by operating activities of $16.0 million during the six months ended June 30, 2020 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $3,147.0 million during the six months ended June 30, 2020 was primarily generated by sales of agency MBS and mortgage credit securities and receipt of principal payments from agency MBS, partially offset by purchases of new agency MBS, mortgage credit securities and loans and net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $3,168.5 million during the six months ended June 30, 2020 was primarily from repayments of repurchase agreements, dividend payments to stockholders, and from repurchases of our common and preferred stock.

Debt Capital

Long-Term Unsecured Debt

As of June 30, 2020, we had $74.0 million of total long-term unsecured debt, net of unamortized debt issuance costs of $0.9 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of June 30, 2020 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $24.8 million outstanding as of June 30, 2020 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.1 million outstanding as of June 30, 2020 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

June 30, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$395,377
Agency MBS collateral, at fair value (1)	415,475
Net amount (2)	20,098
Weighted-average rate	0.22%
Weighted-average term to maturity	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500
Mortgage loans collateral, at fair value	44,549
Net amount (2)	13,049
Weighted-average rate	3.00%
Weighted-average term to maturity	316 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$426,877
Mortgage investments collateral, at fair value	460,024
Net amount (2)	33,147
Weighted-average rate	0.43%
Weighted-average term to maturity	36.3 days
Maximum amount outstanding at any month-end during the period	$3,369,372

(1)	Includes $28,563 at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.
(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of June 30, 2020, we had outstanding repurchase agreement balances with 6 counterparties and have master repurchase agreements in place with a total of 18 counterparties located throughout North America, Europe and Asia. As of June 30, 2020, no more than 5.5% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 13.3% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of June 30, 2020:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	3	36.6%
Europe	1	29.9%
Asia	2	33.5%
	6	100.0%

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

As of June 30, 2020, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding margin held in collateral deposit with the custodian (dollars in thousands):

	June 30, 2020
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$50,000	$2,472

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

Equity Capital

Common Equity Distribution Agreements

On August 10, 2018, we entered into separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalman & Co. Inc. pursuant to which we may offer and sell, from time to time, up to 12,597,423 shares of our Class A common stock.

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

As of June 30, 2020, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of June 30, 2020, we had Series B Preferred Stock outstanding with a liquidation preference of $8.6 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of June 30, 2020, we had Series C Preferred Stock outstanding with a liquidation preference of $29.2 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AI PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

As of June 30, 2020, we had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

Common Share Repurchase Program

On October 26, 2015, we announced that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 2,000,000 shares of our Class A common stock.  As of June 30, 2020, 881,965 shares of Class A common stock remain available for repurchase under the repurchase program.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are limited in nature to those of a passive holder of MBS issued by a securitization trust. As of June 30, 2020 and December 31, 2019, we had not consolidated for financial reporting purposes any securitization trusts as we do not have the power to direct the activities that most significantly impact the economic performance of such entities. Further, as of June 30, 2020 and December 31, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

•	The analyses do not reflect any estimated changes in the fair value of our mortgage credit investments.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2020
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$501,582	$495,642	$505,076
TBA commitments	203	203	203
Interest rate swaps	79	2,505	(2,347)
Equity available to common stock	201,217	197,703	202,285
Book value per common share	$5.63	$5.53	$5.66
Book value per common share percent change		-1.75%	0.53%

	June 30, 2020
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$501,582	$486,137	$507,180
TBA commitments	203	203	203
Interest rate swaps	79	4,932	(4,774)
Equity available to common stock	201,217	190,625	201,962
Book value per common share	$5.63	$5.33	$5.65
Book value per common share percentage change		-5.26%	0.37%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.4 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of June 30, 2020.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2020
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$501,582	$499,350	$503,814
TBA	203	203	203
Equity available to common stock	201,217	198,985	203,449
Book value per common share	$5.63	$5.57	$5.69
Book value per common share percent change		-1.11%	1.11%

	June 30, 2020
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$501,582	$496,003	$507,161
TBA commitments	203	203	203
Equity available to common stock	201,217	195,638	206,796
Book value per common share	$5.63	$5.47	$5.78
Book value per common share percent change		(2.77)%	2.77%

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

Some of our mortgage credit investments have credit enhancements that mitigate our exposure to the credit risk of the underlying mortgage loans.  Credit losses incurred on the underlying mortgage loans collateralizing our investments in non-agency MBS are allocated on a “reverse sequential” basis. Accordingly, any credit losses realized on the underlying mortgage loans are first absorbed by the beneficial interests subordinate to our non-agency MBS, if any, to the extent of their respective principal balance, prior to being allocated to our investments.

Other of our mortgage credit investments represent “first loss” positions.  Accordingly, for such investments, credit losses realized on the underlying pool of mortgage loans are first allocated to the Company’s security, to the extent of its principal balance, prior to being allocated to the respective securitization’s more senior credit positions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of future opportunities, our board of directors did not declare a common stock dividend for the first and second quarters of 2020. Our board of directors will continue to evaluate the payment of dividends as market conditions evolve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On October 26, 2015, we announced that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 2,000,000 shares of our Class A common stock (the “Repurchase Program”).  As of June 30, 2020, there remained available for repurchase 881,965 shares of Class A common stock under the Repurchase Program.  On July 30, 2020, we announced that our Board of Directors authorized an increase in the Repurchase Program pursuant to which we may repurchase up to an aggregate of 18,000,000 shares of our Class A common stock. The following table presents information with respect to our purchases of our Class A common stock during the three months ended June 30, 2020 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
April 1, 2020 - April 30, 2020	—	$—	—	—
May 1, 2020 - May 31, 2020	22,249	2.46	22,249	1,929,056
June 1, 2020 - June 30, 2020	1,047,091	2.86	1,047,091	881,965
Total	1,069,340	$2.85	1,069,340	881,965

The following table presents information with respect to our purchases of our Series B Preferred Stock during the three months ended June 30, 2020:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
April 1, 2020 - April 30, 2020	—	$—	—	N/A
May 1, 2020 - May 31, 2020	—	—	—	N/A
June 1, 2020 - June 30, 2020	10,200	16.98	—	N/A
Total	10,200	$16.98	—	N/A

The following table presents information with respect to our purchases of our Series C Preferred Stock during the three months ended June 30, 2020:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
April 1, 2020 - April 30, 2020	—	$—	—	N/A
May 1, 2020 - May 31, 2020	—	—	—	N/A
June 1, 2020 - June 30, 2020	33,100	18.95	—	N/A
Total	33,100	$18.95	—	N/A

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

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Exhibit Title
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2020 and 2019 and for the Three Months Ended June 30, 2020 and 2019; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: July 31, 2020