Form 10-Q
period 2020-09-30
Arlington Asset Investment Corp.
filed 2020-11-06
CIK 1209028

```11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AAIC	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AAIC PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AAIC PrC	NYSE
6.625% Senior Notes due 2023	AIW	NYSE
6.75% Senior Notes due 2025	AIC	NYSE

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2020:

Title	Outstanding
Class A Common Stock	33,427,687 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$8,877	$19,636
Restricted cash of consolidated VIE	8,658	—
Interest receivable	1,589	10,663
Sold securities receivable	43,703	71,199
Agency mortgage-backed securities, at fair value	617,170	3,768,496
Mortgage credit securities, at fair value	46,352	33,501
Mortgage loans of consolidated VIE, at fair value	124,345	—
Loans, at fair value	70,000	45,000
Derivative assets, at fair value	1,181	1,417
Deposits	2,252	37,123
Other assets	21,208	13,079
Total assets	$945,335	$4,000,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$508,739	$3,581,237
Debt of consolidated VIE, at fair value	121,894	—
Interest payable	569	4,666
Accrued compensation and benefits	2,044	3,626
Dividend payable	—	8,494
Derivative liabilities, at fair value	852	8
Other liabilities	820	507
Other liabilities of consolidated VIE	416	—
Long-term unsecured debt	73,115	74,328
Total liabilities	708,449	3,672,866
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 336,273 and 354,039, shares issued and outstanding, respectively (liquidation preference of $8,407 and $8,851, respectively)	7,943	8,270
Series C Preferred stock, $0.01 par value, 1,131,648 and 1,200,000 shares issued and outstanding, respectively (liquidation preference of $28,291 and $30,000, respectively)	27,630	28,944
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 33,731,170 and 36,755,387 shares issued and outstanding, respectively	337	368
Additional paid-in capital	2,041,986	2,049,292
Accumulated deficit	(1,841,010)	(1,759,626)
Total stockholders’ equity	236,886	327,248
Total liabilities and stockholders’ equity	$945,335	$4,000,114

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Agency mortgage-backed securities	$2,808	$28,455	$29,713	$94,300
Mortgage credit securities	1,095	4	3,084	19
Loans	1,122	—	2,658	—
Interest and other income	385	215	1,062	904
Total interest income	5,410	28,674	36,517	95,223
Interest expense
Short-term secured debt	470	22,721	16,216	72,230
Long-term unsecured debt	1,162	1,261	3,617	3,802
Total interest expense	1,632	23,982	19,833	76,032
Net interest income	3,778	4,692	16,684	19,191
Investment advisory fee income	—	—	—	250
Investment gain (loss), net
Gain on mortgage investments, net	2,696	16,890	13,415	128,297
Gain (loss) from derivative instruments, net	487	(25,353)	(102,510)	(149,630)
Other, net	769	232	2,776	222
Total investment gain (loss), net	3,952	(8,231)	(86,319)	(21,111)
General and administrative expenses
Compensation and benefits	1,774	2,833	5,529	8,182
Other general and administrative expenses	1,197	1,365	4,013	3,816
Total general and administrative expenses	2,971	4,198	9,542	11,998
Net income (loss)	4,759	(7,737)	(79,177)	(13,668)
Dividend on preferred stock	(726)	(774)	(2,258)	(1,826)
Net income (loss) available (attributable) to common stock	$4,033	$(8,511)	$(81,435)	$(15,494)
Basic earnings (loss) per common share	$0.12	$(0.23)	$(2.26)	$(0.44)
Diluted earnings (loss) per common share	$0.12	$(0.23)	$(2.26)	$(0.44)
Weighted-average common shares outstanding (in thousands)
Basic	34,655	36,572	35,990	35,399
Diluted	34,697	36,572	35,990	35,399

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

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248
Net loss	—	—	—	—	—	—	—	(94,170)	(94,170)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	60,374	—	62	—	62
Stock-based compensation	—	—	—	—	—	—	393	—	393
Other	—	(6)	—	(10)	—	—	(6)	—	(22)
Dividends declared	—	—	—	—	—	—	—	(702)	(702)
Balances, March 31, 2020	354,039	$8,264	1,200,000	$28,934	36,815,761	$368	$2,049,741	$(1,854,498)	$232,809
Net income	—	—	—	—	—	—	—	10,234	10,234
Repurchase of Class A common stock	—	—	—	—	(1,069,340)	(11)	(3,036)	—	(3,047)
Repurchase of preferred stock	(10,200)	(173)	(33,100)	(627)	—	—	—	—	(800)
Stock-based compensation	—	—	—	—	—	—	594	—	594
Other	—	(13)	—	—	—	—	(13)	—	(26)
Dividends declared	—	—	—	—	—	—	—	(779)	(779)
Balances, June 30, 2020	343,839	$8,078	1,166,900	$28,307	35,746,421	$357	$2,047,286	$(1,845,043)	$238,985
Net income	—	—	—	—	—	—	—	4,759	4,759
Repurchase of Class A common stock	—	—	—	—	(2,079,074)	(21)	(5,843)	—	(5,864)
Repurchase of preferred stock	(7,566)	(126)	(35,252)	(677)	—	—	—	—	(803)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	95,846	1	47	—	48
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(32,023)	—	(91)	—	(91)
Stock-based compensation	—	—	—	—	—	—	596	—	596
Other	—	(9)	—	—	—	—	(9)	—	(18)
Dividends declared	—	—	—	—	—	—	—	(726)	(726)
Balances, September 30, 2020	336,273	$7,943	1,131,648	$27,630	33,731,170	$337	$2,041,986	$(1,841,010)	$236,886

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(79,177)	$(13,668)
Adjustments to reconcile net loss to net cash provided by operating activities
Investment loss, net	86,319	21,111
Net premium amortization on mortgage-backed securities	6,568	20,500
Other	1,805	1,991
Changes in operating assets
Interest receivable	9,074	1,665
Other assets	4,148	(351)
Changes in operating liabilities
Interest payable and other liabilities	(4,075)	(2,223)
Accrued compensation and benefits	(1,582)	(230)
Net cash provided by operating activities	23,080	28,795
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(649,274)	(3,657,454)
Purchases of mortgage credit securities	(163,529)	—
Purchases of loans	(25,000)	—
Proceeds from sales of agency mortgage-backed securities	3,654,467	3,365,166
Proceeds from sales of mortgage credit securities	122,100	—
Receipt of principal payments on agency mortgage-backed securities	196,199	369,029
Receipt of principal payments on mortgage credit securities	2,163	—
Restricted cash balance of consolidated VIE upon consolidation	8,658	—
Payments for derivatives and deposits, net	(65,211)	(138,792)
Other	(10,776)	31
Net cash provided by (used in) investing activities	3,069,797	(62,020)
Cash flows from financing activities:
Repayments of repurchase agreements, net	(3,072,498)	(23,723)
(Payments for) proceeds from issuance of common stock	(28)	48,804
(Payments for) proceeds from issuance of preferred stock	(38)	28,982
Repurchase of common stock	(8,911)	—
Repurchase of preferred stock	(1,603)	—
Repurchase of long-term unsecured debt	(1,308)	—
Dividends paid	(10,592)	(35,422)
Net cash (used in) provided by financing activities	(3,094,978)	18,641
Net decrease in cash, cash equivalents and restricted cash	(2,101)	(14,584)
Cash, cash equivalents and restricted cash, beginning of period	19,636	26,713
Cash, cash equivalents and restricted cash, end of period	$17,535	$12,129
Supplemental cash flow information:
Cash payments for interest	$23,728	$77,154
Cash payments for taxes	$—	$—
Cash receipt for refund of prior alternative minimum tax payments	$4,566	$—

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses on investing in mortgage related investments generally consisting of agency mortgage-backed securities (“MBS”) and mortgage credit investments.  The Company’s agency MBS include residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  The Company’s mortgage credit investments may include investments in mortgage loans secured by either residential or commercial real property, MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”), and loans or securities collateralized by mortgage servicing rights (“MSR”). The principal and interest of the Company’s mortgage credit investments are not guaranteed by a GSE or a U.S. government agency.  Arlington Asset is a Virginia corporation that is internally managed and does not have an external investment advisor.

We elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) upon filing our tax return for our taxable year ended December 31, 2019. As a REIT, the Company is required to distribute annually 90% of its REIT taxable income (subject to certain adjustments). So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income that it distributes to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. For the Company’s tax years ended December 31, 2018 and earlier, the Company was taxed as a C corporation for U.S. federal tax purposes.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2020 and December 31, 2019, approximately 96% and 97%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Other Significant Accounting Policies

Certain of the Company’s other significant accounting policies are summarized in the following notes:

Investments in agency MBS, subsequent measurement	Note 3
Investments in mortgage credit securities, subsequent measurement Investments in loans Borrowings	Note 4 Note 5 Note 6
To-be-announced agency MBS transactions, including “dollar rolls”	Note 7
Derivative instruments	Note 7
Consolidation of variable interest entities	Note 8
Balance sheet offsetting	Note 9
Fair value measurements	Note 10

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of September 30, 2020 and December 31, 2019, the fair value of the Company’s investments in agency MBS was $617,170 and $3,768,496, respectively. As of September 30, 2020, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$1,938	$12,576	$9,994	$62,220
Agency MBS sold during the period	(80)	4,315	19,790	66,076
Total	$1,858	$16,891	$29,784	$128,296

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

Note 4. Investments in Mortgage Credit Securities

The Company has elected to classify its investments in mortgage credit securities as trading securities.  Accordingly, the Company’s investments in mortgage credit securities are reported in the accompanying consolidated balance sheets at fair value.  As of September 30, 2020 and December 31, 2019, the fair value of the Company’s investments in mortgage credit securities was $46,352 and $33,501, respectively.  As of September 30, 2020, the Company’s investments in mortgage credit securities are non-agency MBS, which are securitized beneficial interests in mortgages secured by commercial or residential real property, and debt securities secured by MSRs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) recognized in earnings for:
Mortgage credit securities still held at period end	$716	$(1)	$(3,523)	$1
Mortgage credit securities sold during the period	(303)	—	(12,846)	—
Total	$413	$(1)	$(16,369)	$1

Note 5. Loans Held for Investment

The Company recognizes interest income on its loan investments based upon the contractual note rate of the loan.  The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of September 30, 2020 and December 31, 2019, the fair value of the Company’s loans held for investment was $70,000 and $45,000, respectively.

On December 31, 2019, the Company purchased a $45,000 loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities.   The loan bears interest at a floating note rate equal to one-month LIBOR plus 4.25% with a LIBOR floor of 2.00%.  The maturity date of the loan is December 31, 2021 with a one-year extension available at the option of the borrower.  The loan has an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity. As of September 30, 2020 and December 31, 2019, the Company’s investment was $45,000 at fair value.

On June 9, 2020, the Company purchased at par a $25,000 loan participation interest in a repurchase agreement financing of a variable funding note that is collateralized by MSRs and guaranteed by the borrower.  The initial term of the repurchase agreement financing bore interest at one-month LIBOR plus 8.00% with a LIBOR floor of 0.50% and matured on August 7, 2020.  Pursuant to the participation agreement, the Company was required to pay a 1.00% administrative fee to the seller of the participation interest during the initial term.  On August 7, 2020, the Company entered into an amendment to the participation agreement reflecting amendments to the repurchase agreement financing that extended the term to May 5, 2021 that will bear interest at one-month LIBOR plus 5.75% with a LIBOR floor of 0.50%.  Pursuant to the amended participation agreement, the Company is required to pay a 0.75% administrative fee to the seller of the participation interest during the extended term period.  As of September 30, 2020, the Company’s investment was $25,000 at fair value.

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of August 14, 2021 and an interest rate that resets monthly at a rate equal to one-month LIBOR plus 2.00% with a LIBOR floor of 1.00%.  Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of September 30, 2020 and December 31, 2019, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2020	December 31, 2019
Agency MBS repurchase financing:
Repurchase agreements outstanding	$477,239	$3,560,139
Agency MBS collateral, at fair value (1)	501,815	3,741,399
Net amount (2)	24,576	181,260
Weighted-average rate	0.21%	2.10%
Weighted-average term to maturity	14.0 days	23.7 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$—	$21,098
MBS collateral, at fair value (2)	—	30,747
Net amount (2)	—	9,649
Weighted-average rate	—	3.11%
Weighted-average term to maturity	—	8.1 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500	$—
Mortgage loans collateral, at fair value	45,000	—
Net amount (2)	13,500	—
Weighted-average rate	3.00%	—
Weighted-average term to maturity	318.0 days	—
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$508,739	$3,581,237
Mortgage investments collateral, at fair value	546,815	3,772,146
Net amount (2)	38,076	190,909
Weighted-average rate	0.38%	2.11%
Weighted-average term to maturity	32.8 days	23.6 days

(1)

As of September 30, 2020 and December 31, 2019, includes $41,441 and $71,284, respectively, at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Weighted-average outstanding balance during the three months ended	$412,071	$3,609,519
Weighted-average rate during the three months ended	0.45%	2.46%
Weighted-average outstanding balance during the nine months ended	$1,378,097	$3,672,844
Weighted-average rate during the nine months ended	1.55%	2.59%

Long-Term Unsecured Debt

As of September 30, 2020 and December 31, 2019, the Company had $73,115 and $74,328, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $788 and $972, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2020			December 31, 2019
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$34,969	$23,934	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	3.03%	6.75%	6.625%	4.74%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

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

During the three and nine months ended September 30, 2020, the Company repurchased $820 and $1,066 in principal balance of Senior Notes due 2023 for a purchase price of $782 and $1,012, respectively. During the three and nine months ended September 30, 2020, the Company repurchased $153 and $331 in principal balance of Senior Notes due 2025 for a purchase price of $140 and $296, respectively. There were no repurchases of outstanding long-term unsecured debentures during the year ended December 31, 2019.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$118	$—	$1,417	$(8)
TBA commitments	1,063	(852)	—	—
Total	$1,181	$(852)	$1,417	$(8)

Interest Rate Swaps

The Company’s interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 10 years	$50,000	0.64%	0.27%	(0.37)%	9.6	$118

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$2,050,000	1.77%	1.92%	0.15%	1.6	$83
3 to less than 7 years	510,000	1.61%	1.92%	0.31%	6.0	439
7 to less than 10 years	400,000	2.24%	1.91%	(0.33)%	9.5	715
10 or more years	25,000	2.96%	1.90%	(1.06)%	28.2	172
Total / weighted-average	$2,985,000	1.81%	1.92%	0.11%	3.6	$1,409

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

As of September 30, 2020 and December 31, 2019, the Company held no U.S. Treasury note futures.

TBA Commitments

The following table presents information about the Company’s TBA commitments as of the date indicated:

	September 30, 2020
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.0% 30-year MBS purchase commitments	$200,000	$205,718	$206,781	$1,063
2.0% 30-year MBS sale commitments	(200,000)	(205,929)	(206,781)	(852)
Total TBA commitments, net	$—	$(211)	$—	$211

As of December 31, 2019, the Company had no outstanding TBA commitments.

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate derivatives:
Interest rate swaps:
Net interest (expense) income (1)	$(23)	$4,445	$563	$12,961
Unrealized gains (losses), net	299	(18,087)	14,611	(100,337)
Losses realized upon early termination, net	—	(11,992)	(118,893)	(67,181)
Total interest rate swap gains (losses), net	276	(25,634)	(103,719)	(154,557)
U.S. Treasury note futures, net	—	(2,696)	(3,071)	(16,421)
Options on U.S. Treasury note futures, net	—	—	—	76
Total interest rate derivative gains (losses), net	276	(28,330)	(106,790)	(170,902)
TBA commitments:
TBA dollar roll income (2)	319	923	594	4,338
Other (losses) gains on TBA commitments, net	(108)	2,054	4,726	16,934
Total gains on TBA commitments, net	211	2,977	5,320	21,272
Other derivatives	—	—	(1,040)	—
Total derivative gains (losses), net	$487	$(25,353)	$(102,510)	$(149,630)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$50,000	$—	$—	$—	$50,000
TBA purchase (sale) commitments, net	—	200,000	(200,000)	—	—

	For the Three Months Ended September 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,600,000	$750,000	$(250,000)	$(100,000)	$3,000,000
2-year U.S. Treasury note futures	—	139,000	(139,000)	—	—
10-year U.S. Treasury note futures	155,000	—	(155,000)	—	—
TBA purchase (sale) commitments, net	550,000	900,000	(1,350,000)	—	100,000

	For the Nine Months Ended September 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$50,000	$(100,000)	$(2,885,000)	$50,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
TBA purchase (sale) commitments, net	—	375,000	(375,000)	—	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—

	For the Nine Months Ended September 30, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$1,800,000	$(250,000)	$(1,650,000)	$3,000,000
2-year U.S. Treasury note futures	—	139,000	(139,000)	—	—
10-year U.S. Treasury note futures	320,000	826,600	(885,000)	(261,600)	—
Sold call options on 10-year U.S. Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year U.S. Treasury note futures	—	500,000	(500,000)	—	—
TBA purchase (sale) commitments, net	—	5,620,000	(5,520,000)	—	100,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	September 30, 2020	December 31, 2019
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$2,252	$37,122
Unsettled MBS trades and TBA commitments, net	—	1
Total cash collateral posted, net	$2,252	$37,123

Note 8. Consolidation of Variable Interest Entities

The vehicles that issue the Company’s investments in securitized mortgage assets are considered variable interest entities (“VIEs”). The Company is required to consolidate any VIE in which it holds a variable interest if it determines that it holds a controlling financial interest in the VIE and is, therefore, determined to be the primary beneficiary of the VIE.  The Company is determined to be the primary beneficiary of a VIE in which it holds a variable interest if it both (i) holds the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The economic performance of the trusts that issue the Company’s investments in securitized mortgage assets is most significantly impacted by the performance of the mortgage loans that are held by the trusts.  The party that is determined to have the most power to direct the loss mitigation actions that are taken with respect to delinquent or otherwise troubled mortgage loans held by the trust is, therefore, deemed to hold the most power to direct the activities that most significantly impact the trust’s economic performance.  As a passive investor, the Company does not have the power to direct the loss mitigation activities for most of the trusts that have issued its securitized mortgage assets.

On September 30, 2020, the Company acquired for $10,693 an investment that represents a majority interest in the first loss position of a securitized pool of business purpose residential mortgage loans. As majority holder of the first loss position, the Company is required to approve any material loss mitigation action proposed by the servicer with respect to a troubled loan.  The Company also has the option (but not the obligation) to purchase delinquent loans from the trust.  As a result of these contractual rights, the Company determined that it is the party with the most power to direct the loss mitigation activities and, therefore, the economic performance of the trust.  As holder of the majority of the first loss position issued by the trust, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trust.  Accordingly, the Company determined that it is the primary beneficiary of the trust and consolidated the trust’s assets and liabilities owed to third parties onto its consolidated balance sheets as follows:

	September 30, 2020	December 31, 2019
Restricted cash of consolidated VIE (1)	$8,658	$—
Mortgage loans of consolidated VIE, at fair value	124,345	—
Debt of consolidated VIE, at fair value	(121,894)	—
Other liabilities of consolidated VIE	(416)	—
Investment in consolidated VIE	$10,693	$—

(1)	Restricted cash represents cash collected by the trust that can be used solely to satisfy the liabilities of the VIE in the month following collection.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.

The pool of mortgage loans and the third-party-held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $127,231 and $122,368, respectively, as of September 30, 2020.  The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer.  As of September 30, 2020, the weighted average net note rate to which the VIE was entitled and the weighted average coupon rate of the debt obligations of the consolidated VIE were 6.03% and 4.01%, respectively.  The Company acquired its investment in the first loss position at a discount to its par value which resulted in the recognition of the underlying mortgage loans at an aggregate discount to their unpaid principal balances of $2,886 that will be accreted into interest income over the lives of the loans.

Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds (not reflected in the existing unpaid principal balance of such loans) as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”).  Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis.  Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan.  The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month.  As of September 30, 2020, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $14,258.

The Company has elected to account for the mortgage loans and debt of the consolidated VIE at fair value with changes in fair value that are not attributed to interest income or interest expense, respectively, recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of September 30, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$118	$—	$118	$—	$—	$118
TBA commitments	1,063	—	1,063	(852)	—	211
Total derivative instruments	1,181	—	1,181	(852)	—	329
Total assets	$1,181	$—	$1,181	$(852)	$—	$329
Liabilities:
Derivative instruments:
TBA commitments	852	—	852	(852)	—	—
Total derivative instruments	852	—	852	(852)	—	—
Repurchase agreements	508,739	—	508,739	(508,739)	—	—
Total liabilities	$509,591	$—	$509,591	$(509,591)	$—	$—

	As of December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$1,417	$—	$1,417	$—	$—	$1,417
Total derivative instruments	1,417	—	1,417	—	—	1,417
Total assets	$1,417	$—	$1,417	$—	$—	$1,417
Liabilities:
Derivative instruments:
Interest rate swaps	$8	$—	$8	$(8)	$—	$—
Total derivative instruments	8	—	8	(8)	—	—
Repurchase agreements	3,581,237	—	3,581,237	(3,581,237)	—	—
Total liabilities	$3,581,245	$—	$3,581,245	$(3,581,245)	$—	$—

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

The Company’s non-agency MBS investment secured by a pool of business-purpose residential mortgage loans is classified within Level 3 of the fair value hierarchy.  To measure the fair value of this investment, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business-purpose residential mortgage loans as of September 30, 2020:

September 30, 2020
Annualized default rate	12.0%
Loss-given-default	40.0%
Discount rate	10.1%

Loans – The Company’s investments in loans are classified within Level 3 of the fair value hierarchy.  To measure the fair value of its loan investments, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of each loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s loan investments are the estimated rate of default, remaining life of the loan and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of September 30, 2020, the weighted average estimated rate of default, remaining life and discount rate for the Company’s loan investments were 0%, 1.0 year and 6.0%, respectively.  As of December 31, 2019, the fair value of the Company’s mortgage loan investment was its price of purchase, which occurred on the measurement date.

Mortgage loans and debt of consolidated VIE – The Company has elected to apply a fair value measurement practical expedient permitted by GAAP to measure the fair value of the mortgage loans and debt obligations of its consolidated VIE.  The fair value measurement practical expedient is permitted to be applied to consolidated “collateralized financing entities,” which are VIEs for which the financial liabilities of the VIE have contractual recourse solely to the financial assets of the VIE.  Pursuant to the practical expedient, the Company measures the fair value of both the mortgage loans and the debt obligations of its consolidated VIE based upon the fair value of the debt obligations of the VIE, as the fair value of the debt securities issued by the VIE is more observable to the Company than the fair value of the underlying mortgage loans.  As of September 30, 2020, the fair value of the mortgage loans and debt obligations of the consolidated VIE were based on the transacted price of the VIE’s debt obligations which were issued on the September 30, 2020 measurement date.  The senior debt obligations of the consolidated VIE are classified within Level 2 of the fair value hierarchy.  The subordinate debt obligations and the mortgage loans of the consolidated VIE are classified within Level 3 of the fair value hierarchy.

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

Other

Long-term unsecured debt - As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s long-term unsecured debt was $73,115 and $74,328, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $68,699 and $70,429 as of September 30, 2020 and December 31, 2019, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of September 30, 2020, the Company had investments in equity securities of publicly-traded companies at fair value of $12,950, which is included in the line item “other assets” in the accompanying consolidated balance sheets.  The Company held no investments in equity securities of publicly-traded companies at December 31, 2019.  Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of September 30, 2020 and December 31, 2019, the Company had investments in equity securities and investment funds measured at fair value of $6,898 and $6,375, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of September 30, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. As of December 31, 2019, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 9 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$617,170	$—	$617,170	$—
Mortgage credit securities	46,352	—	36,504	9,848
Mortgage loans of consolidated VIE	124,345	—	—	124,345
Loans	70,000	—	—	70,000
Derivative assets	1,181	—	1,181	—
Other assets	19,848	12,950	—	6,898
Financial liabilities:
Debt of consolidated VIE	121,894	—	121,335	559
Derivative liabilities	852	—	852	—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$3,768,496	$—	$3,768,496	$—
Mortgage credit securities	33,501	—	33,478	23
Loans	45,000	—	—	45,000
Derivative assets	1,417	—	1,417	—
Other assets	6,375	—	—	6,375
Financial liabilities:
Derivative liabilities	8	—	8	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$86,701	$6,052	$51,398	$6,139
Included in investment gain (loss), net	(21)	231	(1,649)	224
Additions from consolidation of VIE	124,345	—	124,345	—
Purchases	—	—	36,995	—
Sales	—	—	—	—
Payments, net	(180)	(23)	(705)	(118)
Interest income recognized	246	4	707	19
Ending balance	$211,091	$6,264	$211,091	$6,264
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(21)	$231	$(1,649)	$239

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$—	$—	$—	$—
Additions from consolidation of VIE	559	—	559	—
Ending balance	$559	$—	$559	$—
Net unrealized gains (losses) included in earnings for the period for Level 3 liabilities still held at the reporting date	$—	$—	$—	$—

Note 11. Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code upon filing its tax return for its taxable year ended December 31, 2019.  As a REIT, the Company is required to distribute annually 90% of its REIT taxable income. So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  For the Company’s tax years ended December 31, 2018 and earlier, the Company was taxed as a C corporation for U.S. federal tax purposes.

As of September 30, 2020, the Company had estimated net operating loss (“NOL”) carryforwards of $14,588 that can be used to offset future taxable ordinary income. The Company’s NOL carryforwards expire in 2028. As of September 30, 2020, the Company had estimated net capital loss (“NCL”) carryforwards of $244,240 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $59,835 in 2020, $70,319 in 2021, $3,763 in 2022 and $110,323 in 2023. As of  September 30, 2020, the Company also had $161,386 of deferred net losses from interest rate hedges for income tax purposes.

Through December 31, 2017, the Company was subject to federal alternative minimum tax (“AMT”) on its taxable income and gains that were not offset by its NOL and NCL carryforwards with any AMT credit carryforwards available to offset future regular tax liabilities. As part of the Tax Cuts and Jobs Act of 2017, the corporate AMT was repealed for tax years beginning after December 31, 2017 with any AMT credit carryforward after that date continuing to be available to offset a taxpayer’s future regular tax liability. In addition, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryforwards exceed the regular tax liability, 50% of the excess AMT credit carryforwards would be refundable upon the filing of the income tax return for that year with any remaining AMT credit carryforwards fully refundable upon the filing of the 2021 income tax return. As part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “Cares Act”), the timing of the refunding of the full amount of excess AMT credit carryforwards was accelerated so that it could now be refunded immediately.  As a result, the Company filed a request for a full refund

of its remaining excess AMT credit of $4,566 that it received during the third quarter of 2020.   As of September 30, 2020 and December 31, 2019, the Company had an AMT credit carryforward of $0 and $4,566, respectively, that is included as a receivable in “other assets” on the accompanying consolidated balance sheets.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of September 30, 2020 and December 31, 2019, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2020	2019	2020	2019
Basic weighted-average common shares outstanding	34,655	36,572	35,990	35,399
Performance share units, unvested restricted stock units, and unvested restricted stock	42	—	—	—
Diluted weighted-average common shares outstanding	34,697	36,572	35,990	35,399
Net income (loss) available (attributable) to common stock	$4,033	$(8,511)	$(81,435)	$(15,494)
Basic earnings (loss) per common share	$0.12	$(0.23)	$(2.26)	$(0.44)
Diluted earnings (loss) per common share	$0.12	$(0.23)	$(2.26)	$(0.44)

 The diluted loss per share for the nine months ended September 30, 2020 did not include the antidilutive effect of 65,208 shares of unvested shares of restricted stock, restricted stock units, and performance share units. The diluted loss per share for the three and nine months ended September 30, 2019 did not include the antidilutive effect of 179,464 and 125,403 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 13. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of September 30, 2020 and December 31, 2019, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.  The Board of Directors approved and the Company declared and paid the following dividends on its common stock for 2019:

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

During the three and nine months ended September 30, 2020 and the year ended December 31, 2019, there were no issuances of common stock under the common equity distribution agreements.

As of September 30, 2020, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

On October 26, 2015, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). On July 31, 2020, the Company announced that its Board of Directors authorized an increase in the Repurchase Program pursuant to which the Company may repurchase up to 18,000,000 shares of Class A common stock, inclusive of 56,090 shares previously available to be repurchased under the prior authorization.  Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

During the three and nine months ended September 30, 2020, the Company repurchased 2,079,074 and 3,148,414 shares of Class A common stock for a total purchase price of $5,864 and $8,911, respectively. There were no shares repurchased by the Company under the Repurchase Program during the year ended December 31, 2019.  As of September 30, 2020, there remain available for repurchase 16,746,801 shares of Class A common stock under the Repurchase Program.

Preferred Stock

The Company has authorized preferred share capital of (i) 100,000 shares designated as Series A Preferred Stock that is unissued; (ii) 2,000,000 shares designated as 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (the “Series B Preferred Stock”), par value of $0.01 per share; (iii) 2,500,000 shares designated as 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”), par value of $0.01 per share; and (iv) 20,400,000 shares of undesignated preferred stock. The Company’s Board of Directors has the authority, without further action by the shareholders, to issue additional preferred stock in one or more series and to fix the terms and rights of the preferred stock. The Company’s preferred stock ranks senior to its common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution, or winding up of the Company. The Company’s preferred stock ranks on parity with each other.  The Series B Preferred Stock and Series C Preferred Stock are publicly traded on the New York Stock Exchange under the ticker symbols “AAIC PrB” and “AAIC PrC,” respectively.

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

During the three and nine months ended September 30, 2020, the Company repurchased 7,566 and 17,766 shares of Series B Preferred Stock for a total purchase price of $126 and $299, respectively.

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

During the three and nine months ended September 30, 2020, the Company repurchased 35,252 and 68,352 shares of Series C Preferred Stock for a total purchase price of $677 and $1,304, respectively.

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

During the three and nine months ended September 30, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. The following table provides information about the issuances of preferred stock under the Series B preferred equity distribution agreements for the period indicated:

Series B Preferred Stock Issuances	Year Ended December 31, 2019
Shares issued	3,444
Weighted average public offering price	$22.39
Net proceeds (1)	$76
(1)	Net of selling commissions and expenses.

As of September 30, 2020, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

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

Our Company

We are an investment firm that focuses primarily on investing in mortgage related assets.  We may also invest in other asset classes that our management team believes may offer attractive risk adjusted returns, such as real estate assets or investments outside the real estate or mortgage asset classes. Our investment capital is currently allocated between agency mortgage-backed securities (“MBS”) and mortgage credit investments.  Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  Our mortgage credit investments include investments in mortgage loans secured by either residential or commercial real property, MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”), and loans or securities collateralized by mortgage servicing rights (“MSRs”). The principal and interest of our mortgage credit investments are not guaranteed by a GSE or U.S. government agency.

We believe we leverage prudently our investment portfolio, as we seek to increase potential returns to our shareholders. We use leverage to finance a portion of our mortgage investment portfolio primarily through short-term financing arrangements structured as repurchase agreements.  We enter into various hedging transactions to mitigate the interest rate sensitivity of our cost of borrowing and the value of our fixed-rate mortgage investment portfolio.

We elected to be taxed as a REIT under the Internal Revenue Code upon filing our tax return for our taxable year ended December 31, 2019.  As a REIT we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes.

We are a Virginia corporation.  We are an internally managed company and we do not have an external investment advisor.

On October 22, 2020, we announced that we changed our ticker symbol for our Class A common stock on the New York Stock Exchange (the "NYSE") to "AAIC".  We also changed the ticker symbols for our 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock and 8.250% Series C Fixed-to-Floating Cumulative Redeemable Preferred Stock on the NYSE to "AAIC PrB" and "AAIC PrC", respectively.  These securities began trading on the NYSE under the new ticker symbols on October 26, 2020.  Our Senior Notes due 2023 and Senior Notes due 2025 that are also publicly traded on the NYSE remain unchanged under the ticker symbols "AIW" and "AIC", respectively.

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

Current Market Conditions and Trends

During the third quarter, investor confidence in continued government monetary and fiscal support as well as dissipating fears of the COVID-19 pandemic contributed to a “risk on” market sentiment in an environment of muted interest rate volatility.  Equity markets continued to strengthen and investment spreads across all fixed income products tightened meaningfully driving asset prices higher.

In response to the rapid evolving risks to economic activity from the pandemic, the Federal Open Market Committee (“FOMC”) held two unscheduled meetings on March 3, 2020 and March 15, 2020.  At its March 3 meeting, the FOMC lowered its target federal funds rate 50 basis points and at its March 15 meeting the FOMC lowered the rate an additional 100 basis points to a current range of 0% to 0.25%.  At its September 16, 2020 meeting, the FOMC announced that it will maintain the target range for the federal funds rate at 0% to 0.25% and commented in its statement that the effects of the pandemic will weigh heavily on economic activity in the near term and pose considerable risks to the economic outlook over the medium term and that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.  Based on federal fund futures prices, market participants currently expect that the FOMC will maintain its target federal funds rate at its current range for the next twelve months.

At its March 15 meeting, the FOMC also stated it would increase its holdings of U.S. Treasury securities by $500 billion and agency MBS by $200 billion and that it would reinvest all principal payments from its holdings of agency debt and agency MBS into agency MBS as well as expanding its overnight and term repurchase agreement operations.  Subsequently on March 23, 2020, the FOMC took further actions to support the flow of credit to households and businesses by addressing strains in the markets for U.S. Treasury securities and agency MBS by announcing that it will continue to purchase U.S. Treasury securities and agency MBS in the amounts needed to support smooth market functioning and effective transmission of broader monetary policy to broader financial conditions.  In addition, the FOMC reiterated that it will continue to offer large-scale overnight and term repurchase agreement operations.   At its September 16 meeting, the FOMC reaffirmed its positions of purchasing U.S. Treasury securities and agency MBS and offering large-scale overnight and term repurchase agreement operations.

The 10-year U.S. Treasury rate increased two basis points during the third quarter to 0.68% as of September 30, 2020.  The U.S. Treasury curve steepened during the third quarter as the spread between the 2-year and 10-year U.S. Treasury rate widened four basis points resulting in a spread of 55 basis points as of September 30, 2020.

During the third quarter of 2020, prepayment speeds in the fixed-rate 30-year residential mortgage market increased from the prior quarter and remain elevated in response to the significant decrease in mortgage rates to historically low levels.  The primary/secondary mortgage spread, which is the difference between current mortgage rates on 30-year conventional residential mortgages and the current coupon of an agency TBA, was 168 basis points as of September 30, 2020 and significantly higher than the ten-year average of 118 basis points.  Looking forward, market expectations are that historically low interest rates will keep prepayment speeds elevated in the near term.  Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, increased during the third quarter of 2020 as a result of elevated prepayment concerns.

Historical housing prices continued to increase at a modest pace as evidenced by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 4.8% annual gain in July 2020.  However, there is uncertainty related to the path of housing prices in the near term due to the current economic environment.

The following table presents certain key market data as of the dates indicated:

	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	Change - Third Quarter 2020

30-Year FNMA Fixed Rate MBS (1)
2.5%	$99.58	$98.92	$103.55	$104.23	$104.89	$0.66
3.0%	101.55	101.39	104.86	105.30	104.77	(0.53)
3.5%	102.64	102.86	105.80	105.17	105.48	0.31
4.0%	103.80	104.02	106.77	105.95	106.64	0.69
4.5%	105.33	105.30	107.64	107.45	108.17	0.72

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	105 bps	82 bps	108 bps	93 bps	69 bps	-24 bps
CMBS 2.0/3.0 BBB- vs. Swap Curve	278 bps	280 bps	1,100 bps	735 bps	500 bps	-235 bps

U.S. Treasury Rates (UST)
2-year UST	1.62%	1.57%	0.25%	0.15%	0.13%	-2 bps
3-year UST	1.56%	1.61%	0.29%	0.17%	0.16%	-1 bps
5-year UST	1.54%	1.69%	0.38%	0.29%	0.28%	-1 bps
7-year UST	1.61%	1.83%	0.54%	0.49%	0.47%	-2 bps
10-year UST	1.66%	1.92%	0.67%	0.66%	0.68%	2 bps
2-year UST to 10-year UST spread	4 bps	35 bps	42 bps	51 bps	55 bps	4 bps

Interest Rate Swap Rates
2-year swap	1.63%	1.70%	0.49%	0.23%	0.22%	-1 bps
3-year swap	1.55%	1.69%	0.46%	0.23%	0.24%	1 bps
5-year swap	1.50%	1.73%	0.52%	0.33%	0.35%	2 bps
7-year swap	1.51%	1.80%	0.61%	0.47%	0.50%	3 bps
10-year swap	1.56%	1.90%	0.72%	0.64%	0.71%	7 bps
2-year swap to 2-year UST spread	1 bps	13 bps	24 bps	8 bps	9 bps	1 bps
10-year swap to 10-year UST spread	-10 bps	-2 bps	5 bps	-2 bps	3 bps	5 bps

London Interbank Offered Rates (LIBOR)
1-month LIBOR	2.02%	1.76%	0.99%	0.16%	0.15%	-1 bps
3-month LIBOR	2.09%	1.91%	1.45%	0.30%	0.23%	-7 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation that authorizes more than $2 trillion in economic relief to individuals, businesses and government organizations due to the economic and health impacts of the COVID-19 pandemic.  Among its many provisions, the CARES Act instituted a foreclosure moratorium and borrower right to request forbearance on any federally-backed residential mortgage, including mortgage loans in agency MBS.  More specifically, commencing March 18, 2020, foreclosures were not allowed for 60 days.  Subsequently, the Federal Housing and Finance Agency announced that Fannie Mae and Freddie Mac had extended the moratorium on foreclosures until at least December 31, 2020.  In addition, under the CARES Act, borrowers of federally-backed residential mortgages may request forbearance if the borrower has experienced financial hardship as a result of the COVID-19 pandemic.  If forbearance is requested by the borrower, the loan servicer is required to grant forbearance for up to 180 days that can be extended for an additional 180 days at the borrower’s request.  During the forbearance period, the servicer cannot charge or collect any fees, penalties, or interest beyond what could be charged if the borrower made all payments timely.

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

On September 4, 2020, the Centers for Disease Control and Prevention (“CDC”) issued a federal eviction moratorium that temporarily halts residential evictions of qualifying tenants for nonpayment of rent during the period from September 4, 2020 to December 31, 2020.

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

We are party to various financial instruments which include LIBOR as a reference rate.  As of September 30, 2020, these financial instruments include interest rate swap agreements, a mortgage loan investment, and preferred stock and unsecured notes issued by the Company.

As of September 30, 2020, we had $50 million notional amount of interest rate swaps outstanding that expire after 2021.  Under the terms of our interest rate swap agreements, we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset.  All of our existing interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”).  The fallback terms of our current interest rate swap agreements were not designed to cover a permanent discontinuation of LIBOR.  Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations.  Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements.  ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR.  It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR.  It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions.  However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of September 30, 2020, we had a mortgage loan investment with a principal balance outstanding of $45.0 million that bears interest at one-month LIBOR plus a spread of 4.25% with a LIBOR floor of 2.00%.  The loan matures on December 30, 2021 with a one-year extension available at the option of the borrower.  Under the terms of the loan agreement, if the administrative agent of the loan determines that LIBOR cannot be determined and LIBOR has been succeeded by an alternative floating rate index (i) that is commonly accepted by market participants as an alternative to LIBOR as determined by the administrative agent, (ii) that is publicly recognized by ISDA as an alternative to LIBOR, and (iii) for which ISDA has approved an amendment to hedge agreements generally providing such floating rate index as a standard alternative to LIBOR, then the administrative agent would use such alternative floating rate index as the fallback rate.  If the administrative agent determines that no alternative rate index is available, then the fallback interest rate would be based on the prime rate plus an applicable spread.

As of September 30, 2020, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035.  Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market.  If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of September 30, 2020, we had 1,131,648 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $28.3 million.  The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference.  Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market.  If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion.  If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period.

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

Portfolio Overview

For the nine months ended September 30, 2020, we took strategic actions to reduce our risk by lowering our leverage and increasing our liquidity position.  We reduced our “at risk” short term secured financing to investable capital ratio to 1.5 to 1 as of September 30, 2020 compared to 8.7 to 1 as of December 31, 2019 by selling mortgage investments and reducing our repo borrowings. Based on investable capital, we had allocated 69% and 31% of our capital to our agency MBS and mortgage credit investment strategies, respectively, as of September 30, 2020.  In order to preserve liquidity, our Board of Directors did not declare a dividend on our common stock during the first, second and third quarters of 2020.  As of September 30, 2020, our liquid assets totaled $124.2 million consisting of cash and cash equivalents of $8.9 million and unencumbered agency MBS of $115.3 million at fair value. With our increased amount of available liquidity, we intend to identify, evaluate and potentially invest in new attractive investment opportunities that may be created in the current economic environment.

The following table summarizes our mortgage investment portfolio at fair value as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Agency MBS:
Specified agency MBS	$617,170	$3,768,496
Net long agency TBA dollar roll positions (1)	—	—
Total agency MBS	617,170	3,768,496
Mortgage credit investments:
Mortgage credit securities	46,352	33,501
Loans	70,000	45,000
Net investment in consolidated VIE	10,693	—
Total mortgage credit investments	127,045	78,501
Total mortgage investments	$744,215	$3,846,997

(1)

Represents the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments executed as dollar roll transactions. In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value,” with a collective net asset carrying value of $211 as of September 30, 2020.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of September 30, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.0%	$124,153	$5,654	$129,807	$(35)	$129,772	$104.53	2.00%	5.8
2.5%	283,151	15,318	298,469	2,574	301,043	106.32	2.50%	4.5
3.0%	173,403	4,946	178,349	7,992	186,341	107.46	3.00%	4.3
5.5%	12	—	12	2	14	117.69	5.50%	4.7
Total/weighted-average	$580,719	$25,918	$606,637	$10,533	$617,170	$106.28	2.54%	4.7

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$164,206	$8,677	$172,883	$1,738	$174,621	$106.34	2.50%	4.6
Freddie Mac	416,513	17,241	433,754	8,795	442,549	106.25	2.56%	4.8
Total/weighted-average	$580,719	$25,918	$606,637	$10,533	$617,170	$106.28	2.54%	4.7

The annualized prepayment rate for our agency MBS was 8.49% for the three months ended September 30, 2020. As of September 30, 2020, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 84% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas.

Mortgage Credit Investment Portfolio

As of September 30, 2020, our mortgage credit investment portfolio was comprised of $46.4 million in mortgage credit securities and $70.0 million in loans at fair value. As of September 30, 2020, our mortgage credit securities consisted primarily of investments collateralized by MSRs, commercial mortgage loans and residential mortgage loans.  As of September 30, 2020, our loan portfolio was comprised of a commercial mortgage loan secured by a first lien position in healthcare facilities and a loan participation interest in a repurchase agreement financing collateralized by a variable funding note secured by MSRs. The following table presents further information about our mortgage credit investments as of September 30, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Original Purchase Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price
Mortgage servicing rights financing	$43,600	$13	$43,613	$68	$43,681	$100.15
Commercial mortgage loan	45,000	—	45,000	—	45,000	100.00
Commercial MBS	20,690	(1,686)	19,004	(6,129)	12,875	61.74
Residential MBS	12,497	(8,110)	4,387	562	4,949	39.09
Interest-only residential MBS	—	—	3	—	3	0.03
Business purpose residential MBS (2)	24,577	(1,707)	22,870	(2,333)	20,537	83.31
Total/weighted-average	$146,364	$(11,490)	$134,877	$(7,832)	$127,045	$86.63

(1)	For investments in mortgage credit securities, includes contractual accrued interest receivable.
(2)	Includes our net investment in a VIE that is consolidated for GAAP financial reporting purposes.

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of September 30, 2020, the interest rate hedging instruments primarily used by us were centrally cleared interest rate swap agreements.

Our interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR on the date of reset. Information about our outstanding interest rate swap agreements in effect as of September 30, 2020 is as follows (dollars in thousands):

Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
$50,000	0.64%	0.27%	(0.37)%	9.6

In addition to interest rate swap agreements, we may also hold exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of September 30, 2020, we had no outstanding U.S. Treasury note futures.

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

Three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019

The following table presents the net income (loss) available (attributable) to common stock reported for the three and nine months ended September 30, 2020 and 2019, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$5,410	$28,674	$36,517	$95,223
Interest expense	1,632	23,982	19,833	76,032
Net interest income	3,778	4,692	16,684	19,191
Other income	—	—	—	250
Investment gain (loss), net	3,952	(8,231)	(86,319)	(21,111)
General and administrative expenses	(2,971)	(4,198)	(9,542)	(11,998)
Net income (loss)	4,759	(7,737)	(79,177)	(13,668)
Dividend on preferred stock	(726)	(774)	(2,258)	(1,826)
Net income (loss) available (attributable) to common stock	$4,033	$(8,511)	$(81,435)	$(15,494)
Diluted earnings (loss) per common share	$0.12	$(0.23)	$(2.26)	$(0.44)
Weighted-average diluted common shares outstanding	34,697	36,572	35,990	35,399

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $0.9 million, or 19.1%, from $4.7 million for the three months ended September 30, 2019 to $3.8 million for the three months ended September 30, 2020. GAAP net interest income decreased $2.5 million, or 13.0%, from $19.2 million for the nine months ended September 30, 2019 to $16.7 million for the nine months ended September 30, 2020. The decrease from the comparative periods is primarily the result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

The components of GAAP net interest income from our MBS portfolio is summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$539,095	$2,808	2.08%	$3,844,404	$28,455	2.96%
Mortgage credit investments	130,266	2,217	6.81%	—	4
Other	—	385		—	215
	$669,361	5,410	3.23%	$3,844,404	28,674	2.98%
Short-term secured debt	$412,071	(470)	(0.45)%	$3,609,519	(22,721)	(2.46)%
Long-term unsecured debt	73,173	(1,162)	(6.35)%	74,253	(1,261)	(6.79)%
	$485,244	(1,632)	(1.34)%	$3,683,772	(23,982)	(2.55)%
Net interest income/spread (1)		$3,778	2.78%		$4,692	0.52%
Net interest margin (1)			2.95%			0.62%

	Nine Months Ended September 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$1,506,029	$29,713	2.63%	$3,955,819	$94,300	3.18%
Mortgage credit investments	120,089	5,742	6.38%	—	19
Other	—	1,062		—	904
	$1,626,118	36,517	2.99%	$3,955,819	95,223	3.21%
Short-term secured debt	$1,378,097	(16,216)	(1.55)%	$3,672,844	(72,230)	(2.59)%
Long-term unsecured debt	73,959	(3,617)	(6.52)%	74,197	(3,802)	(6.83)%
	$1,452,056	(19,833)	(1.80)%	$3,747,041	(76,032)	(2.68)%
Net interest income/spread (1)		$16,684	1.45%		$19,191	0.62%
Net interest margin (1)			1.66%			0.77%

(1)	Net interest spread and net interest margin rates exclude interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our mortgage investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	vs.			vs.
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(1,183)	$(24,464)	$(25,647)	$(6,188)	$(58,399)	$(64,587)
Mortgage credit investments	—	2,213	2,213	—	5,723	5,723
Other	—	170	170	—	158	158
Short-term secured debt	2,124	20,127	22,251	10,885	45,129	56,014
Long-term unsecured debt	81	18	99	173	12	185
	$1,022	$(1,936)	$(914)	$4,870	$(7,377)	$(2,507)

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

The components of our economic net interest income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$539,095	$2,808	2.08%	$3,844,404	$28,455	2.96%
Mortgage credit investments	130,266	2,217	6.81%	—	4
TBA dollar rolls (1)	48,779	319	2.62%	396,857	923	0.93%
Other	—	385		—	215
Short-term secured debt	412,071	(470)	(0.45)%	3,609,519	(22,721)	(2.46)%
Interest rate swaps (2)	50,000	(23)	(0.18)%	2,888,011	4,445	0.62%
Long-term unsecured debt	73,173	(1,162)	(6.35)%	74,253	(1,261)	(6.79)%
Economic net interest income/margin (3)		$4,074	2.92%		$10,060	1.07%

	Nine Months Ended September 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$1,506,029	$29,713	2.63%	$3,955,819	$94,300	3.18%
Mortgage credit investments	120,089	5,742	6.38%	—	19
TBA dollar rolls (1)	47,593	594	1.66%	627,902	4,338	0.92%
Other	—	1,062		—	904
Short-term secured debt	1,378,097	(16,216)	(1.55)%	3,672,844	(72,230)	(2.59)%
Interest rate swaps (2)	863,375	563	0.09%	2,959,695	12,961	0.58%
Long-term unsecured debt	73,959	(3,617)	(6.52)%	74,197	(3,802)	(6.83)%
Economic net interest income/margin (3)		$17,841	1.71%		$36,490	1.17%

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

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	vs.			vs.
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(1,183)	$(24,464)	$(25,647)	$(6,188)	$(58,399)	$(64,587)
Mortgage credit investments	—	2,213	2,213	—	5,723	5,723
TBA dollar rolls	199	(803)	(604)	254	(3,998)	(3,744)
Other	—	170	170	—	158	158
Short-term secured debt	2,124	20,127	22,251	10,885	45,129	56,014
Interest rate swaps	(100)	(4,368)	(4,468)	(3,218)	(9,180)	(12,398)
Long-term unsecured debt	81	18	99	173	12	185
	$1,121	$(7,107)	$(5,986)	$1,906	$(20,555)	$(18,649)

Economic net interest income for the three and nine months ended September 30, 2020 decreased relative to the comparative periods from the prior year primarily as a result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, mortgage credit investments, TBA transactions, and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gains on agency MBS investments, net	$1,858	$16,891	$29,784	$128,296
Gains (losses) on mortgage credit investments, net	838	(1)	(16,369)	1
TBA commitments, net:
TBA dollar roll income	319	923	594	4,338
Other (losses) gains from TBA commitments, net	(108)	2,054	4,726	16,934
Total gains on TBA commitments, net	211	2,977	5,320	21,272
Interest rate derivatives:
Net interest (expense) income on interest rate swaps	(23)	4,445	563	12,961
Other gains (losses) from interest rate derivative instruments, net	299	(32,775)	(107,353)	(183,863)
Total gains (losses) on interest rate derivatives, net	276	(28,330)	(106,790)	(170,902)
Other derivatives, net	—	—	(1,040)	—
Other investments, net	769	232	2,776	222
Investment gain (loss), net	$3,952	$(8,231)	$(86,319)	$(21,111)

During the three months ended March 31, 2020, agency MBS spreads widened significantly which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.  During the three months ended June 30, 2020 and September 30, 2020, agency MBS spreads narrowed, in part due to the improved liquidity and functioning of the financial markets.

Mortgage credit investment prices declined substantially during the three months ended March 31, 2020 as spreads widened significantly due to severe dislocations in the market for non-agency MBS along with uncertainty surrounding the extent of potential credit losses due to the economic downturn. During the three months ended June 30, 2020 and September 30, 2020, mortgage credit spreads narrowed somewhat on certain classes of instruments leading to the recognition of net gains on such investments.

During the three and nine months ended September 30, 2019, agency MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 28.6%, from $4.2 million for the three months ended September 30, 2019 to $3.0 million for the three months ended September 30, 2020. General and administrative expenses decreased by $2.5 million, or 20.8%, from $12.0 million for the nine months ended September 30, 2019 to $9.5 million for the nine months ended September 30, 2020. The decrease in general and administrative expenses for the three and nine months ended September 30, 2020 is primarily due to a decrease in compensation and benefits expense.

Compensation and benefits expense decreased by $1.0 million, or 35.7%, from $2.8 million for the three months ended September 30, 2019 to $1.8 million for the three months ended September 30, 2020. Compensation and benefits expense decreased by $2.7 million, or 32.9%, from $8.2 million for the nine months ended September 30, 2019 to $5.5 million for the nine months ended September 30, 2020. The decrease in compensation and benefits for the three and nine months ended September 30, 2020 is primarily due to a decrease in the number of employees and a decrease in the expected current year management cash incentive compensation.

Other general and administrative expenses decreased by $0.2 million, or 14.3%, from $1.4 million for the three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020. Other general and administrative expenses increased by $0.2 million, or 5.3%, from $3.8 million for the nine months ended September 30, 2019 to $4.0 million for the nine months ended September 30, 2020.

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

We believe that economic net interest income assists investors in understanding and evaluating the financial performance of our long-term-focused, net interest spread-based investment strategy, prior to the deduction of core general and administrative expenses.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net interest income	$3,778	$4,692	$16,684	$19,191
TBA dollar roll income	319	923	594	4,338
Interest rate swap net interest (expense) income	(23)	4,445	563	12,961
Economic net interest income	4,074	10,060	17,841	36,490
Investment advisory fee income	—	—	—	250
Core general and administrative expenses	(2,375)	(2,797)	(7,959)	(9,607)
Preferred stock dividend	(726)	(774)	(2,258)	(1,826)
Non-GAAP core operating income	$973	$6,489	$7,624	$25,307

Non-GAAP core operating income per diluted common share	$0.03	$0.18	$0.21	$0.71
Weighted average diluted common shares outstanding	34,697	36,751	36,055	35,524

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP core operating income for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income (loss)	$4,759	$(7,737)	$(79,177)	$(13,668)
Add (less):
Total investment (gain) loss, net	(3,952)	8,231	86,319	21,111
Stock-based compensation expense	596	913	1,583	1,903
Preferred stock dividend	(726)	(774)	(2,258)	(1,826)
Non-recurring expense	—	488	—	488
Add back:
TBA dollar roll income	319	923	594	4,338
Interest rate swap net interest (expense) income	(23)	4,445	563	12,961
Non-GAAP core operating income	$973	$6,489	$7,624	$25,307

Non-GAAP core operating income is used by management to evaluate the financial performance of our long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as assist with the determination of the appropriate level of periodic dividends to common stockholders. In addition, we believe that non-GAAP core operating income assists investors in understanding and evaluating the financial performance of our long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as its earnings capacity.

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

As of September 30, 2020, our debt-to-equity leverage ratio was 3.0 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term recourse secured financing to investable capital ratio.  Our “at risk” short-term recourse secured financing to investable capital ratio is measured as the ratio of the sum of our short-term recourse secured financing (i.e., repurchase agreement financing), net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt.  As of September 30, 2020, our “at risk” short-term secured financing to investable capital ratio was 1.5 to 1.

As of September 30, 2020, the Company’s liquid assets totaled $124.2 million consisting of cash and cash equivalents of $8.9 million and unencumbered agency MBS of $115.3 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

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

We are continuing to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we took steps to increase our liquidity position to $124.2 million as of September 30, 2020, as noted above. See Item 1A., Risk Factors, for additional information.

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

Cash Flows

As of September 30, 2020, our cash totaled $17.5 million, which included cash and cash equivalents of $8.9 million and restricted cash of a consolidated VIE of $8.6 million, representing a net decrease of $2.1 million from $19.6 million as of December 31, 2019. Cash provided by operating activities of $23.1 million during the nine months ended September 30, 2020 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $3,069.8 million during the nine months ended September 30, 2020 was primarily generated by sales of agency MBS and mortgage credit securities and receipt of principal payments from agency MBS, partially offset by purchases of new agency MBS, mortgage credit securities and loans and net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $3,095.0 million during the nine months ended September 30, 2020 was primarily from repayments of repurchase agreements, dividend payments to stockholders, and from repurchases of our common and preferred stock.

Debt Capital

Long-Term Unsecured Debt

As of September 30, 2020, we had $73.1 million of total long-term unsecured debt, net of unamortized debt issuance costs of $0.8 million. Our trust preferred debt obligations with an aggregate principal amount of $15.0 million outstanding as of September 30, 2020 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our 6.625% Senior Notes due 2023 with a principal amount of $23.9 million outstanding as of September 30, 2020 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $35.0 million outstanding as of September 30, 2020 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

September 30, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$477,239
Agency MBS collateral, at fair value (1)	501,815
Net amount (2)	24,576
Weighted-average rate	0.21%
Weighted-average term to maturity	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500
Mortgage loans collateral, at fair value	45,000
Net amount (2)	13,500
Weighted-average rate	3.00%
Weighted-average term to maturity	318.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$508,739
Mortgage investments collateral, at fair value	546,815
Net amount (2)	38,076
Weighted-average rate	0.38%
Weighted-average term to maturity	32.8 days
Maximum amount outstanding at any month-end during the period	$3,369,372

(1)	Includes $41,441 at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.
(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of September 30, 2020, we had outstanding repurchase agreement balances with 6 counterparties and have master repurchase agreements in place with a total of 17 counterparties located throughout North America, Europe and Asia. As of September 30, 2020, no more than 5.7% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 15.3% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of September 30, 2020:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	3	30.1%
Europe	1	30.5%
Asia	2	39.4%
	6	100.0%

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

As of September 30, 2020, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding margin held in collateral deposit with the custodian (dollars in thousands):

	September 30, 2020
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$50,000	$2,252

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

As of September 30, 2020, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of September 30, 2020, we had Series B Preferred Stock outstanding with a liquidation preference of $8.4 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of September 30, 2020, we had Series C Preferred Stock outstanding with a liquidation preference of $28.3 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

As of September 30, 2020, we had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

Common Share Repurchase Program

On October 26, 2015, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). On July 31, 2020, the Company announced that its Board of Directors authorized an increase in the Repurchase Program pursuant to which the Company may repurchase up to 18,000,000 shares of Class A common stock, inclusive of 56,090 shares previously available to be repurchased under the prior authorization.  As of September 30, 2020, we had 16,746,801 shares of Class A common stock remain available for repurchase under the Repurchase Program.

REIT Distribution Requirements

We elected to be taxed as a REIT under the Internal Revenue Code upon filing our tax return for our taxable year ended December 31, 2019.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments) to our shareholders.  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities (“VIEs”), established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As described in Note 8 to our consolidated financial statements, as of  September 30, 2020 we had consolidated for financial reporting purposes one securitization trust for which we determined that our investment provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  We were not required to consolidate for financial reporting purposes any other VIEs as of  September 30, 2020, nor were we required to consolidate any VIEs as of December 31, 2019, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. As of September 30, 2020 and December 31, 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2020
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$617,170	$607,388	$623,459
TBA commitments	211	211	211
Interest rate swaps	118	2,463	(2,227)
Equity available to common stock	200,188	192,751	204,132
Book value per common share	$5.92	$5.70	$6.04
Book value per common share percent change		-3.72%	1.97%

	September 30, 2020
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$617,170	$593,303	$627,401
TBA commitments	211	211	211
Interest rate swaps	118	4,808	(4,572)
Equity available to common stock	200,188	181,010	205,730
Book value per common share	$5.92	$5.36	$6.09
Book value per common share percentage change		-9.58%	2.77%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.1 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of September 30, 2020.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2020
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$617,170	$614,041	$620,299
TBA	211	211	211
Equity available to common stock	200,188	197,059	203,317
Book value per common share	$5.92	$5.83	$6.02
Book value per common share percent change		-1.56%	1.56%

	September 30, 2020
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$617,170	$609,348	$624,992
TBA commitments	211	211	211
Equity available to common stock	200,188	192,366	208,010
Book value per common share	$5.92	$5.69	$6.15
Book value per common share percent change		(3.91)%	3.91%

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

Cautionary Statement About Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) residential mortgage-backed securities (“MBS”) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”) or (ii) mortgage credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, and debt securities secured by MSRs;

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by our Form 10-Q for the interim period ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On October 26, 2015, we announced that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). On July 31, 2020, we announced that our Board of Directors authorized an increase in the Repurchase Program pursuant to which we may repurchase up to 18,000,000 shares of Class A common stock, inclusive of 56,090 shares previously available to be repurchased under the prior authorization.  The following table presents information with respect to our purchases of our Class A common stock during the three months ended September 30, 2020 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
July 1, 2020 - July 31, 2020	825,875	$2.90	825,875	18,000,000
August 1, 2020 - August 31, 2020	631,289	2.80	631,289	17,368,711
September 1, 2020 - September 30, 2020	621,910	2.73	621,910	16,746,801
Total	2,079,074	$2.82	2,079,074	16,746,801

The following table presents information with respect to our purchases of our Series B Preferred Stock during the three months ended September 30, 2020:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program (1)
July 1, 2020 - July 31, 2020	7,566	$16.62	7,566	N/A
August 1, 2020 - August 31, 2020	—	—	—	N/A
September 1, 2020 - September 30, 2020	—	—	—	N/A
Total	7,566	$16.62	7,566	N/A

(1)

On March 20, 2020, our Board of Directors authorized us to repurchase up to $25 million in the aggregate of our Series B Preferred Stock, Series C Preferred Stock, Senior Notes due 2023 and Senior Notes due 2025.  As of September 30, 2020, we had repurchased an aggregate of $3.5 million of Preferred Stock and Senior Notes and had remaining authorization to repurchase up to $21.5 million of such securities.

The following table presents information with respect to our purchases of our Series C Preferred Stock during the three months ended September 30, 2020:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program (1)
July 1, 2020 - July 31, 2020	14,946	$19.56	14,946	N/A
August 1, 2020 - August 31, 2020	7,052	19.07	7,052	N/A
September 1, 2020 - September 30, 2020	13,254	18.84	13,254	N/A
Total	35,252	$19.19	35,252	N/A

(1)

On March 20, 2020, our Board of Directors authorized us to repurchase up to $25 million in the aggregate of our Series B Preferred Stock, Series C Preferred Stock, Senior Notes due 2023 and Senior Notes due 2025.  As of September 30, 2020, we had repurchased an aggregate of $3.5 million of Preferred Stock and Senior Notes and had remaining authorization to repurchase up to $21.5 million of such securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.01	Amended and Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009).

Exhibit Number	Exhibit Title
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

4.12	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company on March 17, 2015).

Exhibit Number	Exhibit Title

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

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2020 and 2019 and for the Three Months Ended June 30, 2020 and 2019 and for the Three Months Ended September 30, 2020; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 6, 2020