Form 10-K
period 2020-12-31
Arlington Asset Investment Corp.
filed 2021-02-26
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2020 was $105 million.

As of January 31, 2021, there were 33,404,265 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

•

the uncertainty and economic impact of the ongoing coronavirus (“COVID-19”) pandemic and the measures taken by the government to address it, including the impact on our business, financial condition, liquidity and results of operations due to a significant decrease in economic activity and disruptions in our financing operations, among other factors;

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

Our Company

We are an investment firm that focuses primarily on investing in mortgage related assets.  We may also invest in other asset classes that our management team believes may offer attractive risk adjusted returns, such as real estate assets or investments outside the real estate or mortgage asset classes. Our investment capital is currently allocated between agency MBS, mortgage credit investments and mortgage servicing right (“MSR”) related assets.

Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as Fannie Mae and Freddie Mac, or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).

Our mortgage credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”).  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or a U.S government agency.  Our MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.

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

We are a Virginia corporation. We are internally managed and do not have an external investment advisor.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with our taxable year ended December 31, 2019.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes.

Mortgage Investment Portfolio

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

The following tables summarize our asset and capital allocation at fair value between our agency MBS, mortgage credit and MSR related investment strategies as of December 31, 2020 and 2019, respectively (dollars in thousands):

		December 31, 2020
	Assets	Capital Allocation (1)	Capital Allocation (%)	Leverage (2)
Agency MBS	$970,880	$258,742	81%	2.8
Mortgage credit investments:
Commercial mortgage loan	45,000	13,500	4%	2.3
Business purpose loan residential MBS (3)	21,129	21,129	7%	—
Small balance commercial MBS	14,730	14,730	5%	—
Other	1,850	1,850	1%	—
Total mortgage credit investments	82,709	51,209	16%	0.6
MSR financing receivable	9,346	9,346	3%	—
Total	$1,062,935	$319,297	100%	2.4

		December 31, 2019
	Assets	Capital Allocation (1)	Capital Allocation (%)	Leverage (2)
Agency MBS	$3,768,496	$344,173	86%	10.0
Mortgage credit investments:
Commercial mortgage loan	45,000	45,000	11%	—
Small balance commercial MBS	10,986	4,830	1%	1.3
Single asset single borrower commercial MBS	22,492	7,550	2%	2.0
Other	23	23	—	—
Total mortgage credit investments	78,501	57,403	14%	0.4
Total	$3,846,997	$401,576	100%	8.7

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities and net contractual forward purchase price of our TBA commitments less our cash and cash equivalents compared to our investable capital.

(3)

Includes our net investment of $11,049 in a variable interest entity with gross assets and liabilities of $104,997 and $93,948, respectively, that is consolidated for GAAP financial reporting purposes.

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

The agency MBS that we primarily invest in are issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the SEC, and the U.S. Department of the Treasury (“U.S. Treasury”), and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

We also may invest in agency MBS issued by Ginnie Mae. Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration ("FHA"), or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.

Fannie Mae, Freddie Mac and Ginnie Mae operate in the secondary mortgage market. They provide funds to the mortgage market by purchasing residential mortgages from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or on the underlying loans held within the securitization trust in exchange for guarantee fees. The underlying loans of Fannie Mae and Freddie Mac agency MBS must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed or adjustable rate loans with original terms to maturity generally up to 30 years.

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

As of December 31, 2020, the Company’s agency MBS portfolio was comprised of securities collateralized by pools of fixed-rate mortgages that have original terms to maturity of 30 years. In the future, we may also invest in agency MBS collateralized by adjustable-rate mortgage loans (“ARMs”), hybrid ARMs, or loans with original terms to maturity of 15 or 20 years.

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

Mortgage Credit Investments

Our targeted mortgage credit investments generally include the following:

•	mortgage loans secured by residential real property
•	mortgage loans secured by commercial real property
•	non-agency MBS collateralized by residential mortgage loans
•	non-agency MBS collateralized by commercial mortgage loans
•	credit-risk transfer securities
•	loans or securities collateralized by MSRs

The principal and interest of such mortgage credit investments are not guaranteed by a GSE or a U.S government agency.  Accordingly, mortgage credit investments carry a significantly higher level of credit exposure relative to the credit exposure of agency MBS. The mortgage credit investments in which we may invest are generally non-investment grade or not rated by major rating agencies.

Residential Mortgage Loans

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

Residential mortgage loans may also consist of either performing or distressed loans.  Performing residential mortgage loans are loans that are generally current and may consist of GSE eligible mortgage loans, non-qualified mortgage loans, or loans originally underwritten to GSE or another program’s guidelines but are either undeliverable to a GSE or ineligible for a program due to certain underwriting or compliance errors.  Distressed residential mortgage loans may include seasoned re-performing, non-performing and other delinquent mortgage loans that would generally be purchased at a discount to the principal amount outstanding.

Residential Business Purpose Loans

Residential business purpose loans (“BPL”) are mortgage loans made to professional real estate investors secured by first lien positions in non-owner occupied residential real estate. Residential business purpose loans are used by the borrower to fund the acquisition, renovation, rehabilitation, development and/or improvement of a residential property for investment or sale.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  The loans generally consist of fixed-rate, short-term, interest-only mortgage loans with the full amount of principal due at maturity. Residential BPLs are also used to fund investments in single-family rental properties.  The repayment of loans for single-family rental properties are generally based upon the rental income received by the borrower or upon the sale of the property.

Commercial Mortgage Loans

Commercial mortgage loans are secured by commercial real property such as office, retail, multifamily, industrial, hospitality or healthcare facilities.  The commercial mortgage loans that we invest in typically have a first lien in the underlying real property; however, we may also invest in loans that have a second lien or that are considered mezzanine loans. Commercial mortgage loans generally require the payment of interest monthly at a fixed-rate or floating rate based a benchmark such as LIBOR or prime plus a spread and generally mature between three and ten years and may require periodic principal amortization with a balloon principal payment at maturity.  Commercial mortgage loans typically have various covenants including financial covenants based on the performance of the property securing the loan.

Non-agency MBS

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

Credit Risk Transfer Securities

Credit risk transfer (“CRT”) securities are general unsecured obligations of the issuer that are structured to provide credit protection to the issuer with respect to defaults and other credit events within pools of mortgage loans secured by either single family or multi-family residential properties that collateralize MBS issued and guaranteed by the issuer.  The issuer of CRT securities could be a GSE or a private entity.  This credit protection is achieved by allowing the issuer to reduce the outstanding class principal of the securities as designated credit events on the loans arise.  The issuer of the CRT securities makes monthly coupon payments of interest and periodic payments of principal based on the prepayments to the holders of the securities.

Asset-Backed Securities Collateralized by Mortgage Servicing Rights

Our mortgage credit investments may also include investments in securitization trusts that are collateralized by a pool of MSRs.  The securitization trusts will issue term notes that generally have a stated maturity date and bear interest at either a fixed rate or a variable rate plus a margin.  The cash flows collected from the underlying pools of MSRs are used to pay the principal and interest of notes issued by the securitization trust.

Mortgage Servicing Right Related Assets

An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans. This amount typically ranges from 25 to 50 basis points times the unpaid principal balance (“UPB”) of the residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an excess servicing spread. The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the excess servicing spread is the amount that exceeds the basic fee. Ownership of an MSR requires the owner to be a licensed mortgage servicer. An owner of an excess servicing spread is not required to be licensed, and is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement.

The Company does not hold the requisite licenses to purchase or hold MSRs directly.  However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the  MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return.  Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund its advances of delinquent payments on the serviced pool of mortgage loans with the mortgage servicing counterparty required to return to the Company any subsequent servicing advances collected.  The Company has committed to invest a minimum of $25 million in capital with the counterparty for a three-year period ending December 31, 2023.

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

Because of the interest rate risk inherent to our agency MBS and MSR related investment strategies and credit risk inherent to our mortgage credit investment strategy, we closely monitor the leverage (debt-to-equity ratio) of our mortgage investment portfolio. Our leverage may vary from time to time depending upon several factors, including changes in the value of the underlying mortgage investment and hedge portfolio, changes in investment allocation between our investment strategies, the timing and amount of investment purchases or sales, and our assessment of risk and returns.

We finance our investments using short-term secured borrowings structured as repurchase agreements. Under our repurchase agreements, we are subject to daily margin calls in the event the estimated fair value of existing pledged collateral declines and such lenders demand additional collateral.  To mitigate our risk associated with daily margin calls on less liquid mortgage credit investments, we generally seek to limit the amount of our use of repurchase agreement financing secured by mortgage credit investments.

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

We may also finance the acquisition of agency MBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase from the same counterparty a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair-off in the current month. This difference (or discount) is referred to as the “price drop.” As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Non-GAAP Core Operating Income,” we believe this price drop is the economic equivalent of net interest carry income (interest income less implied financing cost) earned from the underlying agency MBS over the roll period, which is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.

In general, we seek term securitization debt financing for our targeted investments in residential or commercial mortgage loans within our mortgage credit investment strategy for which the financing obligation is non-recourse to us and for which we are not obligated to pledge additional margin.  Our investments in non-agency MBS carry implicit financing leverage through the securitized debt that is issued by the underlying trust.  In certain of our investments in non-agency MBS, we may be deemed to be the primary beneficiary of a securitization trust that is a variable interest entity (“VIE”) through our ownership interest in the trust requiring us to consolidate the trust’s asset and liabilities for financial reporting purposes.  In such a situation, the debt issued by the securitization trust is non-recourse to us and our risk of loss limited to our investment in the trust.

For our investments in MSR related assets, at our election and direction, we could have our mortgage servicing counterparty utilize leverage on the MSRs that are subject to our MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to us through a credit facility that our mortgage servicing counterparty has with a third party lender.

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

We may purchase securities that have a higher interest rate than the then-prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire such securities.  In accordance with generally accepted accounting principles as consistently applied in the United States (“GAAP”), we amortize this premium as a reduction to interest income using the contractual effective interest method such that a proportional amount of the unamortized premium is amortized as principal prepayments occur.  If a security is prepaid in whole or in part at a faster rate than originally expected, we will amortize the purchase premium at a faster pace, resulting in a lower effective return on our investment than originally expected.

We may also purchase securities that have a lower interest rate than the then-prevailing market interest rate.  In exchange for this lower interest rate, we may pay a discount to par value to acquire such securities.  In accordance with GAAP, we accrete this discount as an increase to interest income using the contractual effective interest method such that a proportional amount of the unaccreted discount is accreted as principal prepayments occur. If a security is prepaid in whole or in part at a slower rate than originally expected, we will accrete the purchase discount at a slower pace resulting in a lower effective return on our investment than originally expected.

Prepayments significantly affect the value of MSRs.  An MSR entitles the holder to receive a servicing fee equal to a percentage of the unpaid principal balance of the mortgage loans with the value of an MSR based on expected future cash flows including expected future servicing fees.  To the extent the underlying mortgage loans are prepaid or expected to be prepaid at a faster rate, the value of the MSR would be expected to decline.  The value of our MSR financing receivables are based on the value of the related MSR.  Accordingly, the value and income we may earn on our MSR financing receivables are subject to prepayment risk.

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

Because the spread between the market yield on our investments and benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk (also referred to as “basis risk”). The inherent spread risk associated with our mortgage investments and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve, liquidity, or changes in market participants’ required rates of return on different assets. Consequently, while we use interest rate hedging instruments to attempt to protect our net book value against changes in benchmark interest rates, such instruments typically will not mitigate spread risk and, therefore, the value of our mortgage investments and our net book value could decline.  We generally do not hedge the spread risk inherent in our mortgage investments.  Our interest rate hedging instruments are generally not designed to protect our net book value from spread risk.

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

We attempt to manage the above risks through the use of interest rate hedging instruments, investment allocation, asset selection, and monitoring our overall leverage levels.

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

We also manage our interest rate risk through investment allocation between our agency MBS and MSR related assets.  As interest rates rise, the value of our fixed rate agency MBS is expected to decline while the value of our MSR financing receivables are expected to increase.  Conversely, as interest rates fall, the value of our fixed rate agency MBS is expected to increase while the value of our MSR financing receivables are expected to decline.  Accordingly, our MSR financing receivables that have a value based on the value of a related MSR can be a fair value hedge of our fixed-rate agency MBS.

In addition to the hedging instruments discussed above, we also manage our exposure to interest rate, prepayment, extension and credit risk through asset selection. Agency MBS with different original maturities, coupons, vintage and loan collateral characteristics will generally perform differently in various economic and interest rate environments.  We generally seek to invest in agency MBS that are specifically selected for their relatively lower propensity for prepayment. The pools of residential mortgage loans securing these agency MBS are commonly referred to as “specified pools.” These specified pools may include mortgage loans that (i) have low loan balances, (ii) are originated through certain government programs, (iii) are originated in certain states or geographic areas, (iv) have high loan-to-value ratios, (v) are the obligations of borrowers with credit scores that fall toward the lower end of the range of GSEs’ underwriting standards, or (vi) are secured by investor properties. The borrowers of these mortgage loans are believed to have less incentive to refinance. Accordingly, agency MBS collateralized by mortgage loans with these characteristics are believed to be better “protected” from prepayment risk than agency MBS collateralized by more generic pools of mortgage loans. In general, agency MBS backed by specified pools trade at a price premium over generic agency TBA securities. As of December 31, 2020, our agency MBS portfolio is comprised primarily of securities backed by specified pools selected for their lower prepayment characteristics.

To the extent that we employ greater leverage in our investment strategy, our exposure to the above market risks will generally be greater.  Accordingly, we carefully monitor our overall leverage levels to manage our exposure to interest rate, prepayment, extension, spread and credit risks.

The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long-term. In addition, some of our hedges are intended to provide protection against larger rate moves and, as a result, may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our projections of our exposures to interest rate, prepayment, extension, credit or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.

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

Our Tax Status

We have elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2019.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  Any amounts not distributed are subject to U.S. federal and state corporate taxes.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. For our tax years ended December 31, 2018 and earlier, we were taxed as a C corporation for U.S. federal tax purposes.

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

If we should fail to satisfy the income or asset tests, such a failure would not cause us to lose our REIT qualification if we were able to eliminate the discrepancy within a specified cure period, in the case of the asset tests, satisfy certain relief provisions and pay any applicable penalty taxes and other fines.  Please refer to the “Risks Related to Taxation” in “Item 1A - Risk Factors” of this Form 10-K for further discussion of REIT qualification requirements and related items.

Net Operating Loss and Net Capital Loss Carryforwards

As of December 31, 2020, we had estimated net operating loss (“NOL”) carryforwards of $150.1 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. NOL carryforwards totaling $14.6 million expire in 2028 and NOL carryforwards totaling $135.5 million have no expiration period. As of December 31, 2020, we also had estimated net capital loss (“NCL”) carryforwards of $180.9 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $66.8 million in 2021, $3.8 million in 2022 and $110.3 million in 2023. Our estimated NOL and NCL carryforwards as of December 31, 2020 are subject to potential adjustments up to the time of filing our income tax returns.

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

Government Regulation

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

Human Capital Resources

As of December 31, 2020, we had 12 employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. The basis for recruitment, hiring, development, training, compensation and advancement at the Company is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity, and routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Risks Related to our Investing and Financing Activities

•	Risks related to changes in interest rates.
•	Risks related to hedging.
•	Risks related to declines in the market values of our investment portfolio.
•	Risks related to the significant leverage involved in our investing.
•	Risks related to increases in borrowing costs.
•	Risks related to the maturity of our fixed-rate assets and short-term borrowings.
•	Risks related to the need for additional collateral and increased margin requirements.
•	Risks related to the potential lack of adequate financing through repurchase agreements.
•	Risks related to underperforming yields on new assets.
•	Risks related to our agency MBS investments, Fannie Mae and Freddie Mac.
•	Risks related to the volatility of the value of our MSR related assets.
•	Risks related to the relationship between interest rate changes and prepayment.
•	Risks related to changes in prepayment rates.
•	Risks related to TBA dollar roll transactions.
•	Risks related to our use of repurchase agreements.
•	Risks related to potential default on obligations under our repurchase agreements.
•	Risks related to current indebtedness levels.
•	Risks related to the future discontinuation of LIBOR.
•	Risks related to limitations on our access to capital.
•	Risks related to due diligence of potential investments.
•	Risks related to our mortgage credit investments.
•	Risks related to servicers and third-party service providers.
•	Risks related to concentration of credit risk.
•	Risks related to subordinated tranches of non-agency MBS.
•	Risks related to potential downgrades in credit ratings.
•	Risks related to mortgage loan investments secured by healthcare properties.
•	Risks related to MSR related assets.
•	Risks related to the subjectivity of fair value assumptions.
•	Risks related to potential changes in strategies, asset allocation and operation policies.
•	Risks related to entering into new lines of business.
•	Risks related to the involvement of our Board in our investment, financing and hedging decisions.
•	Risks related to a highly-competitive market for investment opportunities.

Risks Related to our Business and Structure

•	Risks related to our Rights Plan.
•	Risks related to the trading price of our securities.
•	Risks related to fluctuations in quarterly operating results.
•	Risks related to lack of minimum dividend payment levels.
•	Risks related to indemnification obligations.
•	Risks related to the 1940 Act and potential regulations as an investment company.
•	Risks related to potential regulation as a commodity pool operator.
•	Risks related to competition for personnel.
•	Risks related to communications and information systems operated by third parties.
•	Risks related to cybersecurity attacks.
•	Risks related to future issuances of additional debt securities or other equity securities.
•	Risks related to future sales of common stock.
•	Risks related to the current outbreak of COVID-19.
•	Risks related to future cash dividends on our common stock.

Risks Related to Taxation

•	Risks related to potential failure to qualify as a REIT.
•	Risks related to complying with REIT requirements.

•	Risks related to REIT distribution requirements.
•	Risks related to net capital losses.
•	Risks related to additional tax liabilities.
•	Risks related to liquidation of assets.
•	Risks related to potential failure of assets subject to repurchase agreements to be treated as owned.
•	Risks related to the treatment of our TBAs.
•	Risks related to prohibited transactions.
•	Risks related to distributions to tax-exempt investors.
•	Risks related to certain financing activities and their negative tax consequences.
•	Risks related to stock ownership limits.
•	Risks related to our TRSs.
•	Risks related to our accumulated earnings and profits attributable to non-REIT years.
•	Risks related to new legislation or administrative or judicial action.
•	Risks related to our ability to deduct interest expense.
•	Risks related to our utilization of NOL and NCL carryforwards.
•	Risks related to our potential to elect to no longer be taxed as a REIT.
•	Risks related to ownership change.
•	Risks related to preserving the ability to use our NOLs and NCLs.

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

Risks Related to our Investing and Financing Activities

We may change our investment strategy, hedging strategy, asset allocation and operational policies without shareholder consent, which may result in riskier investments and may adversely affect our results of operations and the market value of our securities.

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investment or hedge decisions that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. A change in our asset allocation could result in us making investments in securities, assets or business different from those described in this Annual Report on Form 10-K. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions or approves transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our securities and our ability to make distributions to our shareholders. Investing in assets or businesses other than our historical investment strategies may not be successful and could adversely affect our results of operations and the market value of our securities.

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

Changes in interest rates and adverse market conditions could negatively affect the value of our investments and increase the cost of our borrowings, which may adversely affect our results of operations.

Our investment portfolio includes fixed-rate agency MBS with long-term maturities. The majority of our funding is in the form of repurchase agreements with short-term maturities with an interest rate that resets upon maturity and rolling the repurchase agreement financing to a new maturity date. We are exposed to interest rate risk that fluctuates based on changes in the level or volatility of interest rates and in the shape and slope of the yield curve. Under a normal yield curve, long-term interest rates are higher relative to short-term interest rates. In certain instances, the yield curve can become inverted when the short-term interest rates are higher than the long-term interest rates.

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

Hedging against interest rate exposure may not completely insulate us from interest rate risk and may adversely affect our earnings.

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

Our hedging activity may adversely affect our earnings and result in volatile fluctuations in the fair value of our hedges, net income and book value per share.

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

Our investment strategy involves significant leverage, which could adversely affect our financial condition and results of operations.

We may increase our investment exposure by funding a portion of new investments with repurchase agreements or other borrowing arrangements. To the extent that revenue derived from such levered assets exceeds our interest expense, hedging expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in such assets on a leveraged basis. Conversely, if the revenue from our investment do not sufficiently cover the interest expense, hedging expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds. Because of the credit and interest rate risks inherent in our investment strategies, we closely monitor the leverage of our investment portfolio. From time to time, our leverage ratio may increase or decrease due to several factors, including changes in the value of the underlying portfolio, changes in investment allocations and the timing and amount of acquisitions.

An increase in our borrowing costs relative to the interest we receive on our assets may adversely affect our profitability.

As our repurchase agreements and other short-term borrowings mature, we must either enter into new borrowings or liquidate certain of our investments at times when we might not otherwise choose to do so. Lenders may also seek to use a maturity date as an opportune time to demand additional terms or increased collateral requirements that could be adverse to us and harm our operations. Due to the short-term nature of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to changes in short-term interest rates. An increase in short-term interest rates when we seek new borrowings would reduce the spread between our returns on our assets and the cost of our borrowings and may adversely affect our liquidity position, business, financial condition and results of operations.

Differences in the stated maturity of our fixed-rate assets and short-term borrowings may adversely affect our profitability.

We rely primarily on short-term borrowings to acquire fixed-rate securities with long-term maturities. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates, resulting in a “flattening” of the yield curve, our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings under our repurchase agreements, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve “inversion”), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our shareholders could be hindered.

Our lenders may require us to provide additional collateral, especially when the market values for our investments decline, which may restrict us from leveraging our assets as fully as desired, and reduce or eliminate our liquidity and adversely affect our results of operations and financial condition.

We currently use repurchase agreements to finance our investments in residential MBS and other mortgage assets. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines in value, as occurred with great regularity during the onset of the COVID-19 pandemic, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the bankruptcy code.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

Our interest rate hedging agreements typically require that we pledge collateral on such agreements.  We exchange collateral with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value (also known as “variation margin”) as measured by the central clearinghouse through which those instruments are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. The clearing exchanges have the sole discretion to determine the value of the instruments.  In the event of a margin call, we must generally provide additional collateral on the same business day. In response to events having or expected to have adverse economic consequences or which create market uncertainty, such as the COVID-19 pandemic, clearing facilities or exchanges upon which our hedging instruments are traded may require us to pledge additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

If we fail to maintain adequate financing through repurchase agreements or to renew or replace existing borrowings upon maturity, we will be limited in our ability to implement our investing activities, which will adversely affect our results of operations and may, in turn, negatively affect the market value of your investment in our securities.

We depend upon repurchase agreement financing to purchase our target assets and reach our target leverage ratio. We cannot assure you that sufficient repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings based on, among other factors, the regulatory environment and their perceived risk. If we fail to obtain adequate funding or to renew or replace existing funding upon maturity, we will be limited in our ability to implement our business strategy, which will adversely affect our results of operations and may, in turn, negatively affect the market value of your investments in our securities.

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

The recent U.S. elections may result in changes in federal policy with significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally (particularly with respect to the future role of Fannie Mae and Freddie Mac). The passage of any additional new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency MBS. We anticipate debate and discussion on residential housing and mortgage reform to continue throughout 2021; however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, be approved by Congress, or be affected by any executive actions and, if so, what the effect will be on our business.

The value of our MSR related assets may vary substantially with changes in interest rates.

The values of our MSR related assets are highly sensitive to changes in interest rates. The value of MSRs typically increases when interest rates rise and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize hedging instruments to hedge against changes in the fair value of our MSR related assets, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, those assets as interest rates change.

Changes in prepayment rates may adversely affect our profitability and are difficult to predict.

Our investment portfolio includes securities backed by pools of residential mortgage loans. For securities backed by pools of residential mortgage loans, we receive income, generally, from the payments that are made by the borrowers of the underlying mortgage loans.  When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our investments.  These faster or slower than expected payments may adversely affect our profitability. If interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our profitability.

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

Prepayments also significantly affect the value of MSRs.  An MSR entitles the holder to receive a servicing fee equal to a percentage of the unpaid principal balance of the mortgage loans with the value of an MSR based on expected future cash flows expected to be received from servicing the loans including expected future servicing fees.  To the extent the underlying mortgage loan principal balances are prepaid or expected to be prepaid at a faster rate, the expected future cash flows from servicing would be expected to be lower and the value of the MSR would be expected to decline.  The value of our MSR financing receivables are based on the value of a related MSR.  Accordingly, an increase in prepayments can result in a reduction in the value and income we may earn of our MSR financing receivables and negatively affect our profitability.

Homeowners tend to prepay mortgage loans more quickly when interest rates decline. Although prepayment rates generally increase when interest rates fall and decrease when interest rates rise, changes in prepayment rates are difficult to predict. Prepayments may also occur as the result of an improvement in the borrower’s ability to refinance the loan as a result of home price appreciation or wage growth.  Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from holders of such mortgages when the cost of guarantee payments to such holders, including advances of interest at the loan coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the GSEs’ cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Furthermore, changes in the GSEs’ policies regarding the repurchase of delinquent loans can materially impact prepayment rates. In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which could impact the prepayment rates for the entire residential mortgage MBS market. Any new programs or changes to existing programs could cause substantial uncertainty around the magnitude of changes in prepayment speeds.

Faster or slower than expected prepayments may adversely affect our profitability and cash available for distribution to our shareholders and are difficult to predict. Given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our investment portfolio. Actual prepayment results may be materially different than the assumptions we use.

Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our agency MBS and our MSR related investments. Changes in interest rates and prepayments affect the market price of agency MBS and MSR related investments that we intend to purchase and any MBS or MSR related investments that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may change the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our ability to (i) assess the impact of future changes in interest rates and prepayments on the market value of our investment portfolio, (ii) implement our hedging strategies, and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected. If we are unable to accurately forecast interest and prepayment rates, our financial position and results of operations could be materially adversely affected.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA commitments, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing agency MBS. TBA contracts enable us to purchase or sell, for future delivery, agency MBS with certain principal and interest terms and certain types of collateral, but the particular agency MBS to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA commitment, we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA for a later settlement date, collectively referred to as a “dollar roll.” The agency MBS purchased for a forward settlement date under the TBA commitment are typically priced at a discount to agency MBS for settlement in the current month. This difference (or discount) is referred to as the “price drop.” As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Non-GAAP Core Operating Income,” we believe this price drop is the economic equivalent of net interest carry income on the underlying agency MBS over the roll period (interest income less implied financing cost), which is commonly referred to as “dollar roll income.” Consequently, dollar roll transactions and such forward purchases of agency MBS represent a form of off-balance sheet financing.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency MBS purchased for a forward settlement date under the TBA commitment are priced at a premium to agency MBS for settlement in the current month. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations.

In addition, our TBA commitments are subject to master securities forward transaction agreements published by SIFMA as well as supplemental terms and conditions with each counterparty.  Under the terms of these agreements, we may be required to pledge collateral to our counterparty in the event the fair value of our agency MBS commitments decline and such counterparty demands collateral through a margin call.

Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA commitments could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

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

When we engage in a repurchase transaction, we initially sell securities to the transaction counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 60 days, but may have terms from one day to up to one year or more. The cash we receive when we initially sell the collateral is less than the value of the collateral, which is referred to as the “haircut.” If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our operating results and the market price of our securities.

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

As of December 31, 2020, we had total unsecured indebtedness (excluding payables, derivative liabilities and repurchase agreement financing) of $73.8 million, which includes $23.8 million in principal amount of our 6.625% senior notes due 2023, $34.9 million in principal amount of our 6.75% senior notes due 2025, and $15.0 million in principal amount of subordinated unsecured long-term debentures due between 2033 and 2035. Our level of indebtedness could have important consequences to you, because:

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

ICE Benchmark Administration Limited (“IBA”) is a benchmark administrator that is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) to administer the publication of LIBOR.  On July 27, 2017, the FCA announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  On November 30, 2020, the IBA announced that it intends to consult on its intention to cease publication of one-week and two-month LIBOR after December 31, 2021 and cease publication of overnight, one-month, three-month, six-month and twelve-month LIBOR after June 30, 2023. The consultation results have not yet been published, but it is unlikely that any setting of LIBOR will continue beyond June 2023. The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for U.S. dollar LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as the rate that represents the best replacement for U.S. dollar LIBOR in most U.S. dollar derivatives and other financial contracts. In April 2018, the Federal Reserve Bank of New York began publishing SOFR rates. The ARRC also published its transition plan with specific steps and timelines designed to encourage the adoption of SOFR. The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and LIBOR reflects term rates at different maturities while SOFR is an overnight rate. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are either higher or lower than if LIBOR were available in its current form, which could have a material adverse effect on our results.

We are party to various financial instruments which include LIBOR as a reference rate.  As of December 31, 2020, these financial instruments include interest rate swap agreements, a mortgage loan investment, and preferred stock and unsecured notes issued by us.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect LIBOR to be available in substantially its current form until the end of 2021, and likely based on IBA's announced consultation through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that LIBOR will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Limitations on our access to capital could impair our liquidity and our ability to conduct our business.

Liquidity, or ready access to funds, is essential to our business. Failures of similar businesses have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to our business and perceived liquidity issues may affect our counterparties’ willingness to engage in transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption, including disruption caused by the COVID-19 pandemic, the payment of significant legal defense and indemnification costs, expenses, damages or settlement amounts, or an operational problem that affects us or third parties. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time or the market is experiencing significant volatility. Our inability to maintain adequate liquidity would materially harm our business and operations.

Our due diligence of potential investments may not reveal all of the liabilities associated with those investments and may not reveal aspects of the investments which could lead to lower expected investment returns or investment losses.

Before making certain investments, we may undertake due diligence efforts with respect to various aspects of the acquisition, including investigating the strengths and weaknesses of the originator or issuer of the asset and verifying certain aspects of the underlying securities, loans or properties themselves as well as other factors and characteristics that may be material to the performance of the investment. In making the assessment and otherwise conducting due diligence, we rely on resources available to us and, in some cases, third party information. There can be no assurance that any due diligence process that we conduct will uncover relevant facts that could be determinative of whether or not an investment will be successful.

Our mortgage credit investments subject us to a potential high risk of loss.

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

Business purpose residential mortgage loans are loans to professional real estate investors secured by non-owner occupied residential property that are also subject to risks of delinquency, foreclosure and loss. The properties that secure these mortgage loans often require construction, repair, or rehabilitation and are not income producing. The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan. The risks of delinquency and foreclosure on these residential properties may be greater than similar risks associated with loans made on the security of single-family, owner-occupied, residential property.  The borrower’s ability to repay our mortgage loans will depend, to a great extent, on the value of the property at the maturity date of the loan. In the event of any default under a mortgage loan held by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our shareholders.

Commercial mortgage loans underlying commercial MBS are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, a pandemic, social unrest and civil disturbances. These risks may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

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

The COVID-19 pandemic and the resulting economic disruption it has caused may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments as a result of the COVID-19 pandemic. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant

The failure of servicers to effectively service the mortgage loans underlying the non-agency MBS in our investment portfolio could materially and adversely affect us.

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

Our investment portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations.  To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to pay dividends to our stockholders.  Our portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses. This risk may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

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

We have a mortgage loan investment that is secured by the real property of healthcare facilities and guaranteed by the operator of the facilities.  The revenues of the operators are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursements.  Expenses of these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent.  To the extent that any decrease in revenue or increase in operating expenses result in the facilities not generating enough cash to make payments to us, including decreases in revenue or increases in operating expenses related to the impacts of the COVID-19 pandemic, we would have to rely on the creditworthiness of the guarantor and the value of the collateral.  To the extent the value of the property is reduced, we may need to reduce the fair value of our mortgage loan investment and we could incur a realized loss upon the disposition of the investment.

The healthcare industry is highly competitive.  The operators of the facilities securing our mortgage loan investments compete on a local and regional basis with other properties and healthcare providers that provide comparable services.  We cannot be certain that the operators of the facilities securing our investments will be able to achieve and maintain occupancy levels and rates that will enable them to meet our borrower’s obligations to us.

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

The operators and healthcare facilities are also subject to varying levels of federal, state, local and industry-regulated licensures, certification and inspection laws, regulations and standards.  The failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursements, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, loss of licensure or closure of the facility.  The operators and healthcare facilities rely on reimbursement from third-party payors, including Medicare and Medicaid programs, for their revenues.  Changes in the reimbursement rates or methods of payment of insurance companies and Medicare and Medicaid programs could have a material adverse effect on the operators and healthcare facilities securing our mortgage loan investment.

Our investments in MSR related assets expose us to additional risk of loss if our counterparty were unable satisfy its obligation to us.

We have investments in MSR related assets that expose us to additional risk of loss.  We do not hold the requisite licenses to purchase or hold MSRs directly.  However, we have entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) we purchase the “excess servicing spread” from the mortgage servicer counterparty, entitling us to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) we fund the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty (the “basic fee”) and, in exchange, have an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee.  Under GAAP, we account for transactions executed under this arrangement as financing transactions and reflect the associated financing receivables in the line item “MSR financing receivables” on our consolidated balance sheets.

The counterparty to our agreements has the approvals from Fannie Mae and Freddie Mac and the requisite state licenses to hold and manage MSRs.   While we are the owner of the “excess servicing spread” of the MSR, the mortgage servicing counterparty is the legal owner of the MSR and our right to receive proceeds on our MSR financing receivable from the basic fee component part of the transaction is an unsecured obligation of the mortgage servicing counterparty.  If the counterparty were to default under its obligation to return any of the proceeds from the MSR financing receivable to us, we could realize a loss on our mortgage servicing related asset that could adversely affect our financial conditional and results of operations.

The underlying mortgage loans related to the MSRs the counterparty purchases are subject and subordinate in all respects to the interests of Fannie Mae and Freddie Mac, which includes the right of the applicable agency to terminate the mortgage servicing counterparty with or without cause, the right to sell, retain or have transferred the related MSRs, and the right to direct the sale or transfer process of the related MSRs.  A default by the mortgage servicing counterparty in its capacity as servicer relating to its obligations under any acknowledge agreement with an agency, pooling and servicing agreement, agency requirements and/or failure of the servicer to perform its obligations related to any MSR could result in a loss of value of our excess servicing spread of the MSR and a loss in value of our MSR financing receivable that references the MSR.  In addition to being subject to regulations by the related agency, mortgage servicers are also subject to extensive federal, state and local laws, regulations and administrative decisions that failure to comply with expose the servicer to fines, damages and losses.  In its capacity as servicer, the mortgage servicing counterparty also operates in a highly litigious industry that subject it to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices.  If the MSRs that are referenced to our contractual arrangements are terminated or transferred or if our counterparty incurred significant losses, such mortgage servicing counterparty to our MSR financing receivables may not be able to satisfy its obligation to us which could adversely affect our financial condition and results of operations.

Our investments in MSR related assets may expose us to additional risk of leverage that could adversely affect our financial condition, liquidity and results of operations.

Pursuant to our MSR financing receivables, we are entitled to an unsecured right of payment determined by reference to a pool of specific MSRs owned by the mortgage servicing counterparty.  At our election and direction, the mortgage servicing counterparty could utilize leverage on the MSRs that are subject to our MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to us.  The lender providing the leverage to our mortgage servicing counterparty would have a secured interest in the MSRs pledged under a credit facility between the lender and our mortgage servicing counterparty.  Under the credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call.  If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position that are referenced to our MSR financing receivable to satisfy the loan obligation which would adversely affect our financial condition, liquidity and results of operations.

Our mortgage servicing counterparty may also pledge MSRs subject to other similar MSR financing receivable relationships with other third parties as collateral under the same credit facility that have a pledge of the MSRs referenced to our MSR financing receivable.  If such third party to another MSR financing receivable were unable to satisfy a margin call on its referenced pool of MSRs and the value of such MSRs were insufficient to satisfy the corresponding debt obligation to the lender, the lender would have recourse to the MSRs referenced to our MSR financing receivable.  In such case, if the mortgage servicing counterparty to our MSR financing receivable fails to satisfy such third party’s shortfall, the lender could liquidate the MSRs referenced to our MSR financing receivable if we did not fund such remaining margin deficiency.  As a result of this cross collateralization of our mortgage servicing counterparty’s credit facility, the value of our MSR financing receivables may be adversely impacted by the inability of our mortgage servicing counterparty’s other contracted parties to meet their margin calls which could adversely affect our financial condition, liquidity and results of operations.

We may have to fund servicing advances under our MSR related assets that could adversely affect our liquidity and financial condition.

An owner of an MSR is obligated to fund servicing advances for the payment of principal and interest due to the third-party owners of the loans, property taxes and insurance premiums, legal expenses and other protective advances that have not yet been received from the individual borrowers.  Under the arrangements of our MSR financing receivables, we are required to fund to the mortgage servicing counterparty for any servicing advances that it is required to fund as the owner of the referenced MSR.  These advances may be subject to delays in recovery and may not be recoverable under certain circumstances.  As a result of the COVID-19 pandemic, there is a greater possibility that mortgage loan borrowers could request forbearance of their monthly mortgage payments.  In addition, agencies and other federal and state regulators may require servicers to grant forbearance under these circumstances.  If a borrower is granted forbearance, the owner of the MSR would be required to fund the servicing advances.  If we had to fund servicing advances under our mortgage servicing related assets, our liquidity and financial condition could be adversely affected.

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

Our determination of the fair value of our investments include prices based on estimates provided by third-party pricing sources including pricing services and dealers. In general, these pricing sources heavily disclaim their valuations. Our mortgage credit investments trade infrequently and may be considered illiquid. Our determination of the fair value of certain of mortgage credit investments are based on significant unobservable inputs based on various assumptions made by our management. These significant unobservable inputs may include assumptions regarding future interest rates, prepayment rates, discount rates, default rates, loss-given-default rates and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, and our determinations of fair value may differ materially from the values that would have been used if a public market for these securities existed. Depending on the complexity and liquidity of a security, valuations of the same security can vary substantially from one pricing service to another. Our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.

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

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest could depress our stock price regardless of our results. The following factors, among others, could contribute to the volatility of the price of our Class A common stock, Series B Preferred Stock, Series C Preferred Stock or Senior Notes:

•	actual or unanticipated variations in our quarterly results;
•	market dislocations related to the COVID-19 pandemic;
•	changes in our financial estimates by securities analysts;
•	conditions or trends affecting companies that make investments similar to ours;
•

changes in interest rate environments and the mortgage market that cause our borrowing costs to increase, our reported yields on our investment portfolio to decrease or that cause the value of our investment portfolio to decrease;

•	changes in the market valuations of the securities in our investment portfolio;
•	negative changes in the public’s perception of the prospects of investment or financial services companies;
•	changes in the regulatory environment in which our business operates or changes in federal fiscal or monetary policies;
•	dilution resulting from new equity issuances;
•	general economic conditions such as a recession, or interest rate or currency rate fluctuations; and
•	additions or departures of our key personnel.

Many of these factors are beyond our control.

The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to current market conditions.

The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of future opportunities, our board of directors did not declare a common stock dividend for any quarter of 2020. Our board of directors will continue to evaluate the payment of dividends as market conditions evolve.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.

As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  As of December 31, 2020, we had estimated NOL carryforwards of $150.1 million that can be used to offset future REIT taxable income and reduce our future distribution requirements. As of December 31, 2020, we also had estimated NCL carryforwards of $180.9 million that can be used to offset future net capital gains.

We have not established a minimum dividend payment level and the amount of future dividends, if any, may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors.  Our Board of Directors’ determination to declare a dividend is based upon multiple factors, including REIT distribution requirements, economic and market conditions, ongoing liquidity needs, opportunities to return capital to shareholders through accretive stock repurchases, available returns on new investments, and such other factors as our Board of Directors deems relevant from time to time.

The payment of dividends may be more uncertain during severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic. In order to preserve liquidity, we have not declared a dividend on our Class A common stock since our quarterly dividend declared on December 13, 2019 and paid on February 3, 2020.  It is uncertain when our Board of Directors will determine to declare future dividends, if any, on our Class A common stock.  Accordingly, the timing and amount, if any, of future cash distributions to Class A common shareholders is uncertain which may also negatively impact the market price of our Class A common stock.

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

We currently rely on Section 3(c)(5)(C) of the 1940 Act for our exclusion from the registration requirements of the 1940 Act. This provision requires that 55% of our assets, on an unconsolidated basis, consist of qualifying assets, such as agency whole pool certificates, and 80% of our assets, on an unconsolidated basis, consist of qualifying assets or real estate-related assets. We will need to ensure not only that we qualify for an exclusion or exemption from regulation under the 1940 Act, but also that each of our subsidiaries qualifies for such an exclusion or exemption. We intend to maintain our exclusion by monitoring the value of our interests in our subsidiaries. We may not be successful in this regard.

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

We face competition for personnel, which could adversely affect our business and in turn negatively affect our operating results and the market price of our securities.

We are dependent on the highly-skilled, and often highly-specialized, individuals we employ. Retention of specialists to manage our portfolio is particularly important to our prospects. Competition for the recruiting and retention of employees may increase elements of our compensation costs. We may not be able to recruit and hire new employees with our desired qualifications in a timely manner. Our incentives may be insufficient to recruit and retain our employees. We currently do not have employment agreements with any of our senior officers and other key professionals. We cannot guarantee that we will continue to have access to members of our senior management team or other key professionals. Increased compensation costs or failure to recruit and retain qualified employees could materially and adversely affect our operating results and the market price of our securities.

We are highly dependent upon communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results and the market price of our securities.

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

We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from, and may be impacted by, cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts by sophisticated hacking organizations. Due to the transition to remote working environments as a result of the COVID-19 pandemic, there is an elevated risk of such events occurring. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software and frequent backups; however, there can be no guarantee that such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, borrowers and vendors. A successful attack could disrupt and otherwise adversely affect our business operations and financial prospects, damage our reputation and involve significant legal and/or financial liabilities and penalties, including through lawsuits by third-parties.

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

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are beyond our control, including the market value of the investments we acquire, the performance of our hedging instruments, prepayment rates, credit performance of our investments, current events, such as the COVID-19 pandemic, and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations, which could negatively affect the market price of our securities and our ability to pay dividends to our shareholders.

The current outbreak of COVID-19 has caused severe disruptions in the U.S. and global economies, and has adversely affected, and will likely continue to adversely affect our business, financial conditions, liquidity and results of operations.

We believe the COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The COVID-19 outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could continue to experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. In particular, the COVID-19 pandemic presents the following risks and uncertainties to our business:

•

The significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in mortgage related assets. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our results of operations. Further, in light of COVID-19’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates.  Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage investments (particularly mortgage related assets subject to significant credit risks).   In addition, while conditions have subsided to some degree, COVID-19 has caused unprecedented volatility for assets across asset classes, including mortgage-related assets, which has and could cause severe mortgage spread widening.

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

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and global recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, the likelihood of such measures calming the volatility in the financial markets or addressing a long term national or global economic downturn cannot be predicted and we cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the social and macroeconomic effects of COVID-19 may harm our business. For example, decreases in short-term interest rates, such as those announced by the Federal Reserve during 2020, including in response to COVID-19, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. We expect interest rates to remain low for the foreseeable future. These market interest rate declines may negatively affect our results of operations.

Risks Related to Taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2019, and we intend to operate so that we will qualify as a REIT. However, the U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

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

From time to time, we may be required to recognize taxable income from our assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Internal Revenue Code. For example, if we purchase MBS at a discount, we generally are required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. In addition, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.  Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement.  They may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured.

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

The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements is likely to constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous to us or implement those hedges through a TRS.  This could increase the cost of our hedging activities because a TRS would be subject to tax on gains or expose us to greater risks associated with interest rate fluctuations or other changes than we would otherwise want to bear.

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

To qualify as a REIT, we were required to distribute to our shareholders prior to the end of the taxable year ended December 31, 2019 all of our accumulated earnings and profits attributable to non-REIT years.  Based on an earnings and profits study we obtained from a nationally recognized accounting firm, we do not believe that we had any accumulated earnings and profits attributable to non-REIT years. While we believe that we satisfied the requirements relating to the distribution of our non-REIT earnings and profits, the determination of the amount of accumulated earnings and profits attributable to non-REIT years is a complex factual and legal determination. There are substantial uncertainties relating to the computation of our accumulated earnings and profits attributable to non-REIT years, including our interpretation of the applicable law differently from the IRS. In addition, the IRS could, in auditing tax years through 2018, successfully assert that our taxable income should be increased, which could increase our non-REIT earnings and profits. Although there are procedures available to cure a failure to distribute all of our non-REIT earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so. If it is determined that we had undistributed non-REIT earnings and profits as of the end of any taxable year in which we elect to qualify as a REIT, and we are unable to cure the failure to distribute such earnings and profits, then we would fail to qualify as a REIT under the Internal Revenue Code.

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

The ability of our Board of Directors to revoke or otherwise terminate our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, upon the requisite vote of our Board of Directors. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

We may not be able to generate future taxable income to fully utilize NOL and NCL carryforwards.

As of December 31, 2020, we had an estimated NOL carryforward of $150.1 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. Estimated NOL carryforwards totaling $14.6 million expire in 2028 and NOL carryforwards totaling $135.5 million have no expiration period. As of December 31, 2020, we also had NCL carryforwards of $180.9 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $66.8 million in 2021, $3.8 million in 2022 and $110.3 million in 2023. We can utilize our NCL carryforward to reduce our net capital gain income that would be subject to income taxes to the extent it is not distributed to our shareholders.  Utilizing our NOL and NCL carryforwards may allow us to reduce our required distributions to shareholders or income tax liability which would allow us to retain future taxable income as capital. However, we may not generate sufficient taxable income of the appropriate tax character to fully utilize these carryforwards prior to their expiration. To the extent that our NOL or NCL carryforwards expire unutilized, we may not fully realize the benefit of these tax attributes which could lead to higher annual distribution requirements or tax liabilities.

Our ability to use our tax benefits could be substantially limited if we experience an “ownership change.”

Our NOL and NCL carryforwards and certain recognized built-in losses may be limited by Sections 382 and 383 of the Internal Revenue Code if we experience an “ownership change.” In general, an “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs, NCLs and certain recognized built-in losses to reduce our REIT distribution requirement or taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The long-term tax-exempt rate for January 2021 is 1.03%. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the NYSE under the symbol “AAIC.” As of January 31, 2021, there were approximately 103 record holders of our Class A common stock. However, most of the shares of our Class A common stock are held by brokers and other institutions on behalf of shareholders.

We have elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2019.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in “Item 1A Risk Factors.”  All distributions to shareholders will be made at the discretion of our Board of Directors and will depend upon our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.

In addition, holders of our Series B Preferred Stock and Series C Preferred Stock are entitled to receive cumulative cash dividends at a specified rate of each of their liquidation preference before holders of our common stock are entitled to receive any dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

On October 26, 2015, we announced that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). On July 31, 2020, we announced that our Board of Directors authorized an increase in the Repurchase Program pursuant to which we may repurchase up to 18,000,000 shares of Class A common stock, inclusive of 56,090 shares previously available to be repurchased under the prior authorization.  As of December 31, 2020, we had repurchased 1,767,351 shares of Class A common stock and there remain available for repurchase 16,232,649 shares of Class A common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our Class A common stock during the three months ended December 31, 2020 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
October 1, 2020 - October 31, 2020	303,483	$2.84	303,483	16,443,318
November 1, 2020 - November 30, 2020	210,669	2.82	210,669	16,232,649
December 1, 2020 - December 31, 2020	—	—	—	16,232,649
Total	514,152	$2.83	514,152	16,232,649

The following table presents information with respect to our purchases of our Series C Preferred Stock during the three months ended December 31, 2020:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program (1)
October 1, 2020 - October 31, 2020	14,614	$18.77	14,614	N/A
November 1, 2020 - November 30, 2020	—	—	—	N/A
December 1, 2020 - December 31, 2020	—	—	—	N/A
Total	14,614	$18.77	14,614	N/A

(1)

On March 20, 2020, our Board of Directors authorized us to repurchase up to $25.0 million in the aggregate of our Series B Preferred Stock, Series C Preferred Stock, Senior Notes due 2023 and Senior Notes due 2025.  As of December 31, 2020, we had repurchased an aggregate of $4.1 million of Preferred Stock and Senior Notes and had remaining authorization to repurchase up to $20.9 million of such securities.

ITEM 6. RESERVED

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment firm that focuses primarily on investing in mortgage related assets.  We may also invest in other asset classes that our management team believes may offer attractive risk adjusted returns, such as real estate assets or investments outside the real estate or mortgage asset classes. Our investment capital is currently allocated between agency MBS, mortgage credit investments and MSR related assets.

Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a GSE, such as Fannie Mae and Freddie Mac, or by a U.S. government agency, such as Ginnie Mae. Our mortgage credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”).  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or a U.S government agency. Our MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.

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

We are internally managed and do not have an external investment advisor.

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;
•	the impacts of the COVID-19 pandemic;
•	changes in interest rates and prepayment rates;
•	conditions in the real estate and mortgage markets;
•	actions taken by the U.S. government, U.S. Federal Reserve, the U.S. Treasury and foreign central banks;
•	changes in laws and regulations and industry practices; and
•	other market developments.

Current Market Conditions and Trends

The global economic impact of the COVID-19 pandemic led to substantial liquidity strains in the financial markets and extreme market volatility and dislocations that led to agency mortgage spreads widening significantly during the first quarter of 2020.  Severe dislocations in the market for non-agency MBS along with the uncertainty surrounding the size of expected credit losses also led to substantial declines in the market prices of non-agency MBS during the first quarter of 2020.  In response, actions by the Federal Reserve to aggressively resume purchases of U.S. Treasury securities and agency MBS improved liquidity and functioning of the financial markets leading to a tightening of agency mortgage spreads.

The 10-year U.S. Treasury rate was 0.91% as of December 31, 2020, a 101 basis point decrease from the prior year end.  The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury rate, steepened 44 basis points to 79 basis points as of December 31, 2020.  The spread between 10-year U.S. Treasury and interest rate swap rates widened four basis points during the year with the 10-year swap rate ending at 0.93%.

In response to the rapid evolving risks to economic activity from the COVID-19 pandemic, the Federal Open Market Committee (“FOMC”) held two unscheduled meetings on March 3, 2020 and March 15, 2020. At its March 3, 2020 meeting, the FOMC lowered its target federal funds rate 50 basis points and at its March 15, 2020 meeting the FOMC lowered the rate an additional 100 basis points to a current range of 0% to 0.25%. At its December 16, 2020 meeting, the FOMC announced that it will maintain the target range for the federal funds rate at 0% to 0.25% and commented in its statement that the effects of the pandemic will weigh heavily on economic activity in the near term and pose considerable risks to the economic outlook over the medium term and that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. Based on federal fund futures prices, market participants currently expect that the FOMC will maintain its target federal funds rate at its current range for the next twelve months.

At its March 15, 2020 and March 23, 2020 meetings, the FOMC took further actions to support the flow of credit to households and businesses by addressing strains in the markets for U.S. Treasury securities and agency MBS by announcing that it will purchase U.S. Treasury securities and agency MBS in the amounts needed to support smooth market functioning and effective transmission of broader monetary policy to broader financial conditions as well as expanding its overnight and term repurchase agreement operations.  At its December 16 meeting, the FOMC reaffirmed its positions of purchasing U.S. Treasury securities and agency MBS by continuing to increase its holdings of U.S. Treasury securities by at least $80 billion per month and agency MBS by at least $40 billion per month as well as continuing to offer large-scale overnight and term repurchase agreement operations.

Prepayment speeds in the fixed-rate residential mortgage market increased meaningfully during 2020 and remain elevated in response due to the significant decrease in mortgage rates to historically low levels.  The primary/secondary mortgage spread, which is the difference between current mortgage rates on 30-year conventional residential mortgages and the current coupon of an agency TBA, was 150 basis points as of December 31, 2020 and significantly higher than the ten-year average of 118 basis points. Looking forward, market expectations are that historically low interest rates will keep prepayment speeds elevated in the near term. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, increased during 2020 as a result of elevated prepayment concerns.

Housing prices have strengthened significantly evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting an 8.4% annual gain in October 2020 and the overall index reaching a historical high.  The strong gains in housing have been driven by historical low mortgage rates and low supply of homes for sale as well as the impact of the COVID-19 pandemic increasing the number of potential home buyers moving from urban apartments to suburban homes.

The following table presents certain key market data as of the dates indicated:

	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	Change - 2019 to 2020
30-Year FNMA Fixed Rate MBS (1)
2.0%	NM	NM	$102.32	$103.39	$103.95	NM
2.5%	$98.92	$103.55	104.23	104.89	105.45	$6.53
3.0%	101.39	104.86	105.30	104.77	104.80	3.41
3.5%	102.86	105.80	105.17	105.48	105.73	2.87
4.0%	104.02	106.77	105.95	106.64	106.80	2.78
4.5%	105.30	107.64	107.45	108.17	108.39	3.09

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	82 bps	108 bps	93 bps	69 bps	42 bps	-40 bps
CMBS 2.0/3.0 BBB- vs. swap curve	280 bps	1100 bps	735 bps	500 bps	475 bps	195 bps
U.S. Treasury Rates ("UST")
2-year UST	1.57%	0.25%	0.15%	0.13%	0.12%	-145 bps
5-year UST	1.69%	0.38%	0.29%	0.28%	0.36%	-133 bps
10-year UST	1.92%	0.67%	0.66%	0.68%	0.91%	-101 bps
2-year to 10-year UST Spread	35 bps	42 bps	51 bps	55 bps	79 bps	44 bps

Interest Rate Swap Rates
2-year Swap	1.70%	0.49%	0.23%	0.22%	0.20%	-150 bps
5-year Swap	1.73%	0.52%	0.33%	0.35%	0.43%	-130 bps
10-year Swap	1.90%	0.72%	0.64%	0.71%	0.93%	-97 bps
2-year Swap to 2-year UST Spread	13 bps	24 bps	8 bps	9 bps	8 bps	-5 bps
10-year Swap to 10-year UST Spread	-2 bps	5 bps	-2 bps	3 bps	2 bps	4 bps

London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	1.76%	0.99%	0.16%	0.15%	0.14%	-162 bps
3-month LIBOR	1.91%	1.45%	0.30%	0.23%	0.24%	-167 bps
SOFR	1.55%	0.01%	0.10%	0.08%	0.07%	-148 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

LIBOR Transition

IBA is a benchmark administrator that is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) to administer the publication of LIBOR.  On July 27, 2017, the FCA announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  On November 30, 2020, the IBA announced that it intends to consult on its intention to cease publication of one-week and two-month LIBOR after December 31, 2021 and cease publication of overnight, one-month, three-month, six-month and twelve-month LIBOR after June 30, 2023. The consultation results have not yet been published, but it is unlikely that any setting of LIBOR will continue beyond June 2023. The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for U.S. dollar LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as the rate that represents the best replacement for U.S. dollar LIBOR in most U.S. dollar derivatives and other financial contracts. In April 2018, the Federal Reserve Bank of New York began publishing SOFR rates. The ARRC also published its transition plan with specific steps and timelines designed to encourage the adoption of SOFR. The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and LIBOR reflects term rates at different maturities while SOFR is an overnight rate. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are either higher or lower than if LIBOR were available in its current form, which could have a material adverse effect on our results.

We are party to various financial instruments which include LIBOR as a reference rate. As of December 31, 2020, these financial instruments include interest rate swap agreements, a mortgage loan investment, and preferred stock and unsecured notes issued by the Company.

As of December 31, 2020, we had $75 million notional amount of interest rate swaps outstanding that expire after 2021 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”). The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not designed to cover a permanent discontinuation of LIBOR. Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations. Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements. ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR. It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR. It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions. However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of December 31, 2020, we had a mortgage loan investment with a principal balance outstanding of $45.0 million that bears interest at one-month LIBOR plus a spread of 4.25% with a LIBOR floor of 2.00%. The loan matures on December 30, 2021 with a one-year extension available at the option of the borrower. Under the terms of the loan agreement, if the administrative agent of the loan determines that LIBOR cannot be determined and LIBOR has been succeeded by an alternative floating rate index (i) that is commonly accepted by market participants as an alternative to LIBOR as determined by the administrative agent, (ii) that is publicly recognized by ISDA as an alternative to LIBOR, and (iii) for which ISDA has approved an amendment to hedge agreements generally providing such floating rate index as a standard alternative to LIBOR, then the administrative agent would use such alternative floating rate index as the fallback rate. If the administrative agent determines that no alternative rate index is available, then the fallback interest rate would be based on the prime rate plus an applicable spread.

As of December 31, 2020, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of December 31, 2020, we had 1,117,034 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $27.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. Notwithstanding the preceding section of this paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect LIBOR to be available in substantially its current form until the end of 2021, and likely based on IBA's announced consultation through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that LIBOR will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

COVID-19 Stimulus

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation that authorizes more than $2 trillion in economic relief to individuals, businesses and government organizations due to the economic and health impacts of the COVID-19 pandemic.  Among its many provisions, the CARES Act instituted a foreclosure moratorium and borrower right to request forbearance on any federally-backed residential mortgage, including mortgage loans in agency MBS.  More specifically, commencing March 18, 2020, foreclosures were not allowed for 60 days.   Subsequently, the FHFA announced that Fannie Mae and Freddie Mac had extended the moratorium on foreclosures until at least December 31, 2020. In addition, under the CARES Act, borrowers of federally-backed residential mortgages may request forbearance if the borrower has experienced financial hardship as a result of the COVID-19 pandemic.  If forbearance is requested by the borrower, the loan servicer is required to grant forbearance for up to 180 days that can be extended for an additional 180 days at the borrower’s request.  During the forbearance period, the servicer cannot charge or collect any fees, penalties, or interest beyond what could be charged if the borrower made all payments timely  On January 20, 2021, President Biden signed an executive order to extend foreclosure moratoriums to at least March 31, 2021 for all federally-backed residential mortgages, and on February 9, 2021, the FHFA announced that Fannie Mae and Freddie Mac were extending foreclosure moratoriums until March 31, 2021.

In December 2020, the Consolidated Appropriations Act, 2021 was signed into law, which is an Omnibus spending bill that included a second COVID-19 stimulus bill (the “Second Stimulus”). In addition to providing stimulus checks for individuals and families, the Second Stimulus provides for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the pandemic, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus provided an additional $25 billion in tax-free rental assistance and an executive order by President Biden extended the temporary eviction moratorium promulgated by the Centers for Disease Control and Prevention (the “CDC”) (described below) through March 31, 2021.

On September 1, 2020, the CDC issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and on January 20, 2021, President Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order will likely prevent some mortgagors from evicting certain tenants who are not current on their monthly payments of rent and who qualify for relief under the CDC order, which may present a greater risk that the mortgagor will stop making monthly mortgage loan payments. The CDC order by its terms does not preempt or preclude state and local jurisdictions from more expansive orders currently in place or from imposing additional or more restrictive requirements than the CDC order to provide greater public health protection and, across the country, similar moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by COVID-19. The CDC’s moratorium and any other similar state moratoriums or bans could adversely impact the cash flow on mortgage loans.

Portfolio Overview

Due in part to conditions created by the COVID-19 pandemic, during the year ended December 31, 2020 we took strategic actions to reduce our risk by lowering our leverage and increasing our liquidity position.  We reduced our “at risk” leverage ratio to 2.4 to 1 as of December 31, 2020 compared to 8.7 to 1 as of December 31, 2019 by primarily selling agency MBS and reducing our repo borrowings during the first quarter of 2020 resulting in a reduction in the “at risk” leverage of our agency MBS allocated capital to 2.8 to 1 as of December 31, 2020 compared to 10.0 to 1 as of December 31, 2019. In order to preserve liquidity, our Board of Directors did not declare a dividend on our common stock during 2020.  As of December 31, 2020, our liquid assets totaled $204.1 million consisting of cash and cash equivalents of $28.8 million and unencumbered agency MBS of $175.3 million at fair value. With our increased amount of available liquidity, we intend to identify, evaluate and potentially invest in new attractive investment opportunities that may be created in the current economic environment. During 2020, we made positive progress toward key objectives for growing the investment portfolio and future earnings, diversifying risk and establishing multiple sources of income.  Overall, we are currently operating with low leverage and financial flexibility, which permits us to continue to take advantage of attractive asset return opportunities available today across multiple mortgage related and other asset classes that can offer compelling long term risk adjusted returns and value creation to shareholders.

The following table summarizes our asset and capital allocation between our agency MBS, mortgage credit and MSR related investment strategies as of December 31, 2020 (dollars in thousands):

		December 31, 2020
	Assets	Capital Allocation (1)	Capital Allocation (%)	Leverage (2)
Agency MBS	$970,880	$258,742	81%	2.8
Mortgage credit investments:
Commercial mortgage loan	45,000	13,500	4%	2.3
Business purpose loan residential MBS (3)	21,129	21,129	7%	—
Small balance commercial MBS	14,730	14,730	5%	—
Other	1,850	1,850	1%	—
Total mortgage credit investments	82,709	51,209	16%	0.6
MSR financing receivable	9,346	9,346	3%	—
Total	$1,062,935	$319,297	100%	2.4

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities and net contractual forward purchase price of our TBA commitments less our cash and cash equivalents compared to our investable capital.

(3)	Includes our net investment of $11,049 in a VIE with gross assets and liabilities of $104,997 and $93,948, respectively, that is consolidated for GAAP financial reporting purposes.

Agency MBS Investment Portfolio

Our agency MBS consisted of the following as of December 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
1.5%	$168,853	$1,462	$170,315	$433	$170,748	$101.12	1.50%	6.5
2.0%	483,891	20,506	504,397	760	505,157	104.39	2.00%	6.0
2.5%	184,557	10,012	194,569	2,235	196,804	106.64	2.50%	4.4
3.0%	90,723	2,105	92,828	5,329	98,157	108.19	3.00%	4.7
5.5%	12	—	12	2	14	117.72	5.50%	4.6
Total/weighted-average	$928,036	$34,085	$962,121	$8,759	$970,880	$104.62	2.11%	5.7

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$419,037	$17,367	$436,404	$2,729	$439,133	$104.80	2.11%	5.8
Freddie Mac	508,999	16,718	525,717	6,030	531,747	104.47	2.11%	5.6
Total/weighted-average	$928,036	$34,085	$962,121	$8,759	$970,880	104.62	2.11%	5.7

The actual annualized prepayment rate for the Company’s agency MBS was 11.71% for the year ended December 31, 2020 compared to 10.66% for the year ended December 31, 2019.  As of December 31, 2020, the Company’s agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 67% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.94 percentage point as of December 31, 2020.

Our agency MBS investment portfolio may also include net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  As of December 31, 2020, we did not have any net long TBA agency positions.

Mortgage Credit Investment Portfolio

As of December 31, 2020, our mortgage credit investment portfolio was primarily comprised of $26.7 million in non-agency MBS, a $45.0 million commercial mortgage loan secured by a first lien position in healthcare facilities and an $11.0 million net investment in a consolidated VIE of business purpose residential mortgage loans.  As of December 31, 2020, our non-agency MBS consisted primarily of investments collateralized by pools of small balance commercial mortgage loans and business purpose residential mortgage loans.  The following table presents further information about our mortgage credit investments as of December 31, 2020 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Original Purchase Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price
Commercial mortgage loan	$45,000	$—	$45,000	$—	$45,000	$100.00
Commercial MBS	20,690	(1,659)	19,031	(4,301)	14,730	70.71
Business purpose residential MBS (2)	24,577	721	25,298	(4,169)	21,129	85.53
Other	2,680	(796)	1,884	(34)	1,850	70.00
Total/weighted-average	$92,947	$(1,734)	$91,213	$(8,504)	$82,709	$88.79

(1)	For investments in mortgage credit securities, includes contractual accrued interest receivable.

(2)	Includes our net investment of $11,049 in a VIE with gross assets and liabilities of $104,997 and $93,948, respectively, that is consolidated for GAAP financial reporting purposes.

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of December 31, 2020, the interest rate hedging instruments primarily used by us were interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date.  Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period. Information about our outstanding interest rate swap agreements in effect as of December 31, 2020 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$200,000	0.10%	0.06%	(0.04)%	2.9
3 to less than 10 years	75,000	0.74%	0.22%	(0.52)%	9.5
Total / weighted-average	$275,000	0.28%	0.10%	(0.18)%	4.7

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of December 31, 2020, we had no outstanding U.S. Treasury note futures.

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

Comparison of the years ended December 31, 2020 and 2019

The following table presents the net income (loss) available (attributable) to common stock reported for the years ended December 31, 2020 and 2019, respectively (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Interest income	$46,014	$123,478
Interest expense	22,916	97,250
Net interest income	23,098	26,228
Investment advisory fee income	—	332
Investment (loss) gain, net	(78,199)	2,197
General and administrative expenses	(12,615)	(15,015)
Net (loss) income	(67,716)	13,742
Dividend on preferred stock	(2,991)	(2,600)
Net (loss) income (attributable) available to common stock	(70,707)	11,142
Diluted (loss) earnings per common share	$(2.00)	$0.31
Weighted-average diluted common shares outstanding	35,343	35,833

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $3.1 million, or 11.8%, from $26.2 million for the year ended December 31, 2019 to $23.1 million for the year ended December 31, 2020. The decrease from the comparative period is primarily the result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

The components of GAAP net interest income from our mortgage investment portfolio is summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020			2019
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$1,297,187	$32,728	2.52%	$3,961,257	$122,227	3.09%
Mortgage credit investments	117,530	7,605	6.47%	2,703	192	7.10%
Mortgage loans of consolidated VIE	28,420	4,305	15.15%	—	—
Other	—	1,376		—	1,059
	$1,443,137	46,014	3.19%	$3,963,960	123,478	3.12%
Repurchase agreements	$1,167,357	(16,742)	(1.41)%	$3,690,093	(92,200)	(2.46)%
Long-term unsecured debt	73,949	(4,771)	(6.45)%	74,225	(5,050)	(6.80)%
Secured debt of consolidated VIE	25,611	(1,403)	(5.48)%	—	—
	$1,266,917	(22,916)	(1.79)%	$3,764,318	(97,250)	(2.55)%
Net interest income/spread (1)		$23,098	1.69%		$26,228	0.66%
Net interest margin (1)			1.93%			0.79%

(1)	Net interest income/spread and net interest margin excludes interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our mortgage investment activities are summarized below (dollars in thousands):

	Year Ended December 31, 2020
	vs.
	Year Ended December 31, 2019
	Rate	Volume	Total Change
Agency MBS	$(7,299)	$(82,200)	$(89,499)
Mortgage credit investments	(176)	7,589	7,413
Mortgage loans of consolidated VIE	—	4,305	4,305
Other	—	317	317
Repurchase agreements	12,425	63,033	75,458
Long-term unsecured debt	260	19	279
Secured debt of consolidated VIE	—	(1,403)	(1,403)
	$5,210	$(8,340)	$(3,130)
Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income, and (iii) net interest income earned or expense incurred from interest rate swap agreements. We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of general and administrative expenses. For a full description of each of the three aforementioned components of economic net interest income, see “Non-GAAP Core Operating Income” below.

The components of our economic net interest income are summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020			2019
	Average Balance	Income (Expense)	Yield (Cost)	Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$1,297,187	$32,728	2.52%	$3,961,257	$122,227	3.09%
Mortgage credit investments	117,530	7,605	6.47%	2,703	192	7.10%
Mortgage loans of consolidated VIE	28,420	4,305	15.15%	—	—
TBA dollar rolls (1)	88,588	1,750	1.98%	493,482	4,470	0.91%
Other	—	1,376		—	1,059
Repurchase agreements	1,167,357	(16,742)	(1.41)%	3,690,093	(92,200)	(2.46)%
Interest rate swaps (2)	685,031	501	0.07%	2,955,989	15,087	0.51%
Long-term unsecured debt	73,949	(4,771)	(6.45)%	74,225	(5,050)	(6.80)%
Secured debt of consolidated VIE	25,611	(1,403)	(5.48)%	—	—
Economic net interest income/margin (3)		$25,349	1.97%		$45,785	1.14%

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

	Year Ended December 31, 2020
	vs.
	Year Ended December 31, 2019
	Rate	Volume	Total Change
Agency MBS	$(7,299)	$(82,200)	$(89,499)
Mortgage credit investments	(176)	7,589	7,413
Mortgage loans of consolidated VIE	—	4,305	4,305
TBA dollar rolls	915	(3,635)	(2,720)
Other	—	317	317
Repurchase agreements	12,425	63,033	75,458
Interest rate swaps	(2,995)	(11,591)	(14,586)
Long-term unsecured debt	260	19	279
Secured debt of consolidated VIE	—	(1,403)	(1,403)
	$3,130	$(23,566)	$(20,436)

Economic net interest income for the year ended December 31, 2020 decreased relative to the comparative period from the prior year primarily as a result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

Investment Advisory Fee Income

Rock Creek Investment Advisors, LLC (“Rock Creek”) was a registered investment adviser regulated under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) that was formed in 2018.  Rock Creek provided investment advisory services to institutional clients on a separate account basis by investing primarily in agency MBS and earned investment management fee income based upon a percentage of the capital funded by a client to its separate managed account. During the year ended December 31, 2019, we recognized $0.3 million in investment advisory fee income.  During the year ended December 31, 2020, Rock Creek did not provide any investment advisory services.

Investment Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of our investments in fixed-rate agency MBS and TBA commitments generally decreases (increases).  Conversely, the fair value of our interest rate derivative hedging instruments increases (decreases) in response to increases (decreases) in prevailing interest rates.  While our interest rate derivative hedging instruments are designed to mitigate the sensitivity of the fair value of our agency MBS portfolio to fluctuations in interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.  Accordingly, irrespective of fluctuations in interest rates, an increase (decrease) in agency MBS spreads will generally result in the underperformance (outperformance) of the values of agency MBS relative to interest rate hedging instruments.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our agency MBS, mortgage credit investments, TBA transactions and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019
Gains on agency MBS investments, net	$31,026	$128,181
Losses on mortgage credit investments, net	(15,450)	(152)
TBA commitments, net:
TBA dollar roll income	1,750	4,470
Other gains from TBA commitments, net	4,230	15,904
Total gains on TBA commitments, net	5,980	20,374
Interest rate derivatives:
Net interest income on interest rate swaps	501	15,087
Other losses from interest rate derivative instruments, net	(106,728)	(161,651)
Total losses on interest rate derivatives, net	(106,227)	(146,564)
Other derivatives, net	(1,040)	—
Other investments, net	7,512	358
Investment (loss) gain, net	$(78,199)	$2,197

During the first quarter of 2020, the global economic impact of the COVID-19 pandemic led to substantial liquidity strains and extreme market volatility and dislocations that led to agency MBS spreads widening significantly with the 10-year U.S. Treasury rate falling rapidly by 125 basis points during the period leading to a substantial underperformance of our interest rate hedging instruments relative to our agency MBS and TBA commitments.  Severe dislocations in the market for non-agency MBS along with uncertainty surrounding the size of expected credit losses also led to a rapid substantial decline in the market prices of non-agency MBS during the first quarter of 2020 leading to a net investment loss on our mortgage credit investment portfolio.   Throughout the first quarter of 2020, we took strategic actions to reduce risk by lowering our leverage and increasing our liquidity position.  As a result of this deleveraging, we sold a significant amount of our agency MBS positions and terminated related interest rate swaps while also selling some of our non-agency MBS positions leading to a net investment loss of $100.1 million during the first quarter of 2020. In response to these market conditions in March of 2020, actions by the Federal Reserve to aggressively resume purchases of U.S. Treasury securities and agency MBS improved financial markets leading to a tightening of agency MBS spreads through the last three quarters of year.  These monetary policy actions together with government fiscal stimulus policy initiatives contributed support to mortgage credit assets leading to a tightening in mortgage spreads since March 31, 2020.  Due to these improved market conditions and tightening of investment spreads, we subsequently recovered some of our investment losses by recognizing a net investment gain of $21.9 million over the last three quarters of the year.

During the year ended December 31, 2019, agency MBS spreads widened slightly which resulted in a modest underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million, or 16.0%, from $15.0 million for the year ended December 31, 2019 to $12.6 million for the year ended December 31, 2020. The decrease in general and administrative expenses for the year ended December 31, 2020 is primarily due to a decrease in compensation and benefits expense.

Compensation and benefits expensed decreased by $3.0 million, or 29.4%, from $10.2 million for the year ended December 31, 2019 to $7.2 million for the year ended December 31, 2020.  The decrease in compensation and benefits for the year ended December 31, 2020 is primarily due to the retirement of our Executive Chairman on December 31, 2019 as well as lower performance-based employee stock-based and incentive compensation.

Other general and administrative expenses increased by $0.6 million, or 12.5%, from $4.8 million for the year ended December 31, 2019 to $5.4 million for the year ended December 31, 2020.

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with GAAP, we also report “non-GAAP core operating income.” We define core operating income as “economic net interest income” and investment advisory fee income less “core general and administrative expenses” and preferred stock dividends.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the periods indicated (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2020	2019
GAAP net interest income	$23,098	$26,228
TBA dollar roll income	1,750	4,470
Interest rate swap net interest income	501	15,087
Economic net interest income	25,349	45,785
Investment advisory fee income	—	332
Core general and administrative expenses	(10,627)	(11,747)
Preferred stock dividend	(2,991)	(2,600)
Non-GAAP core operating income	$11,731	$31,770

Non-GAAP core operating income per diluted common share	$0.33	$0.89
Weighted average diluted common shares outstanding	35,426	35,833

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the periods indicated (amounts in thousands):

	For the Year Ended December 31,
	2020	2019
GAAP net (loss) income before income taxes	$(67,716)	$13,742
Add (less):
Total investment loss (gain), net	78,199	(2,197)
Stock-based compensation expense	1,988	2,780
Preferred stock dividend	(2,991)	(2,600)
Non-recurring expense	—	488
Add back:
TBA dollar roll income	1,750	4,470
Interest rate swap net interest income	501	15,087
Non-GAAP core operating income	$11,731	$31,770

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

As of December 31, 2020, our debt-to-equity leverage ratio was 3.3 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” short-term recourse secured financing to investable capital ratio.  Our “at risk” short-term recourse secured financing to investable capital ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of December 31, 2020, our “at risk” short-term recourse secured financing to investable capital ratio was 2.4 to 1.

As of December 31, 2020, the Company’s liquid assets totaled $204.1 million consisting of cash and cash equivalents of $28.8 million and unencumbered agency MBS of $175.3 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Due to the ongoing economic impact of the COVID-19 pandemic on the financial markets, we may experience increased difficulty in our financing operations. During the period immediately after the beginning of the COVID-19 pandemic, mortgage REITs experienced severe disruptions in financing operations (including the cost, attractiveness and availability of financing), in particular the ability to utilize repurchase financing and the margin requirements related to such financing.  While funding conditions have improved significantly since mid-2020, if the ongoing economic impact of COVID-19 again cause severe disruptions in financing operations, we could experience an unwillingness or inability of our potential lenders to provide us with or renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business.

We are continuing to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we took steps to lower our repurchase agreement leverage and increase our liquidity position to $204.1 million as of December 31, 2020, as noted above. See “Item 1A - Risk Factors”, for additional information.

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

Cash Flows

As of December 31, 2020, our cash totaled $40.0 million, which included cash and cash equivalents of $28.8 million and restricted cash of a consolidated VIE of $11.2 million, representing a net increase of $20.4 million from $19.6 million as of December 31, 2019. Cash provided by operating activities of $25.9 million during 2020 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $2,974.1 million during 2020 relates primarily to proceeds from sales and principal receipts on our agency MBS and mortgage credit investments and principal receipts on mortgage loans of a consolidated VIE, partially offset by purchases of new agency MBS and mortgage credit investments and net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $2,979.6 million during 2020 relates primarily to net repayments of repurchase agreements, net repayments of secured debt of a consolidated VIE, dividend payments to stockholders, and repurchases of our common and preferred stock.

Debt Capital

Long-Term Unsecured Debt

As of December 31, 2020, we had $73.0 million of total long-term debt, net of unamortized debt issuance costs of $0.7 million.  Our 6.625% Senior Notes due 2023 with a principal amount of $23.8 million outstanding as of December 31, 2020 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of December 31, 2020 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our trust preferred debt with a principal amount of $15.0 million outstanding as of December 31, 2020 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Each of our unsecured notes may be redeemed in whole or part at any time and from time to tome at our option at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of date and period indicated (dollars in thousands):

December 31, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$623,712
Agency MBS collateral, at fair value	656,154
Net amount (1)	32,442
Weighted-average rate	0.21%
Weighted-average term to maturity	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500
Mortgage loans collateral, at fair value	45,000
Net amount (1)	13,500
Weighted-average rate	3.00%
Weighted-average term to maturity	315.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$655,212
Mortgage investments collateral, at fair value	701,154
Net amount (1)	45,942
Weighted-average rate	0.34%
Weighted-average term to maturity	28.5 days
Maximum amount outstanding at any month-end during the period	$3,369,372

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of December 31, 2020, we had outstanding repurchase agreement balances with 7 counterparties and have master repurchase agreements in place with a total of 17 counterparties located throughout North America, Europe and Asia. As of December 31, 2020, no more than 5.5% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 16.9% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of December 31, 2020:

	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	4	46.9%
Europe	1	24.8%
Asia	2	28.3%
	7	100.0%

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

As of December 31, 2020, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (in thousands):

	December 31, 2020
	Notional Amount	Collateral Deposit
Interest rate swaps	$275,000	$6,306

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  We have committed to invest a minimum of $25 million of capital with the mortgage servicing counterparty for a three-year period ending December 31, 2023.  As of December 31, 2020, we have funded $9.3 million of our commitment. At any time prior to December 31, 2023, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment period.

At our election, the mortgage servicing counterparty could utilize leverage on the MSRs that are subject to our MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to us.  The lender providing the leverage to our mortgage servicing counterparty would have a secured interest in the MSRs pledged under a credit facility between the lender and our mortgage servicing counterparty.  Under the credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call.  If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position that are referenced to our MSR financing receivable to satisfy the loan obligation and thereby reducing the value of our MSR financing receivable.  As of December 31, 2020, we have not requested the mortgage servicing counterparty to utilize any leverage on the MSRs that are subject to our MSR financing receivable.

Our mortgage servicing counterparty may also pledge MSRs subject to other similar MSR financing receivable relationships with other third parties as collateral under the same credit facility that have a pledge of the MSRs referenced to our MSR financing receivable.  If such third party to another MSR financing receivable were unable to satisfy a margin call on its referenced pool of MSRs and the value of such MSRs were insufficient to satisfy the corresponding debt obligation to the lender, the lender would have recourse to the MSRs referenced to our MSR financing receivable.  In such case, if the mortgage servicing counterparty to our MSR financing receivable fails to satisfy such third party’s shortfall, the lender could liquidate the MSRs referenced to our MSR financing receivable if we did not fund such remaining margin deficiency.  As a result of this cross collateralization of our mortgage servicing counterparty’s credit facility, the value of our MSR financing receivables may be adversely impacted by the inability of our mortgage servicing counterparty’s other contracted parties to meet their margin calls.  As of December 31, 2020, there are no borrowings outstanding under our mortgage servicing counterparty’s credit facility.

Under the arrangement, we are obligated to provide funds to the mortgage servicing counterparty to fund its advances of delinquent payments on the serviced pool of mortgage loans within the referenced MSR with the mortgage servicing counterparty required to return to us any subsequent servicing advances collected.  At our option, we could instruct the mortgage servicing counterparty to fund any servicing advances with draws under its credit facility, subject to available borrowing capacity, while we would be required to fund such financing costs.

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

As of December 31, 2020, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of December 31, 2020, we had Series B Preferred Stock outstanding with a liquidation preference of $8.4 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of December 31, 2020, we had Series C Preferred Stock outstanding with a liquidation preference of $27.9 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

As of December 31, 2020, we had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

As of December 31, 2020, we had remaining availability of 16,232,649 shares of Class A common stock for repurchase under the Repurchase Program.

REIT Distribution Requirements

We elected to be taxed as a REIT under the Internal Revenue Code commencing upon filing our tax return for our taxable year ended December 31, 2019.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments) to our shareholders.  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. As of December 31, 2020, we had estimated NOL carryforwards of $150.1 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of December 31, 2020, we also had estimated NCL carryforwards of $180.9 million that can be used to offset future net capital gains. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Off-Balance Sheet Arrangements and Other Commitments

As of December 31, 2020 and 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of December 31, 2020, we had consolidated for financial reporting purposes one securitization trust for which we determined that our investment provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  We were not required to consolidate for financial reporting purposes any other VIEs as of December 31, 2020, nor were we required to consolidate any VIEs as of December 31, 2019, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. As of December 31, 2020 and 2019, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities. See Note 8 to our consolidated financial statements under “Item 8 - Financial Statements and Supplementary Data.”

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Although we base these estimates and assumptions on historical experience and all other information available as of the time that the financial statements are prepared, such estimates frequently require management to exercise significant subjective judgment about matters that are inherently uncertain. Actual results may differ from these estimates, which could have a significant and potentially adverse effect on our financial condition, results of operations and cash flows. A summary of our significant accounting policies is included in “Note 3. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Our most critical accounting estimates, which are those accounting estimates that require the highest degree of management judgment due to the inherent level of estimation uncertainty, relate to the fair value measurement of our mortgage investments and interest income recognition for our mortgage credit securities.

Fair Value Measurement of Mortgage Investments

Agency MBS – Inputs to fair value measurements of our investments in agency MBS include price estimates obtained from third-party pricing services.  In determining fair value, third-party pricing services use a market approach. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. We make inquiries of the third-party pricing sources and review their documented valuation methodologies to understand the significant inputs and assumptions used to determine prices. We review the various third-party fair value estimates and perform procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.  Changes in the market environment that may occur over the holding period of our agency MBS investments may cause the gains or losses that are ultimately realized to differ from those currently recognized in our consolidated financial statements based upon their current valuations.

Mortgage credit investments – Inputs to the fair value measurement of our investments in commercial MBS include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for commercial MBS with similar characteristics. We review the third-party fair value estimates and perform procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as an internally derived discounted future cash flow measurement. Changes in the market environment that may occur over the holding period of commercial MBS investments may cause the gains or losses that are ultimately realized to differ from those currently recognized in our consolidated financial statements based upon their current valuations.

Our investments in non-agency MBS secured by pools of business-purpose residential mortgage loans trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs.  To measure the fair value of business-purpose residential MBS, we use an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, we exercise significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  We use our best efforts to corroborate these assumptions with evidence such as historical collateral performance data, our evaluation of historical collateral performance data for other securities with similar risk characteristics and observed completed or pending transactions in similar instruments, to the extent reasonably available.  In general, significant increases (decreases) in default, loss severity or discount rate assumptions, in isolation, would result in a significantly lower (higher) fair value measurement.  However, it is often difficult to generalize the interrelationships between these significant inputs and the actual results could differ considerably on an individual security basis.  Each significant input is closely analyzed to ascertain its reasonableness in light of reasonably available corroborating evidence.  The assumptions that we apply are specific to each individual security.  Although we rely on our internal calculations to estimate the fair value of these securities, we consider indications of value from actual sales of similar securities, to the extent available, to assist in the valuation process and calibrate our models.  The following tables present the significant inputs to the fair value measurement of our non-agency MBS secured by business-purpose residential mortgage loans, including our net investment in VIE that is consolidated for external reporting purposes, as of December 31, 2020:

	Weighted-average	Range
Annualized default rate	16.2%	12.0% - 20.0%
Loss-given-default	40.0%	40.0% - 40.0%
Discount rate	13.9%	13.9% - 13.9%

To measure the fair value of our commercial mortgage loan investment, we use an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of our mortgage loan investment is the estimated probability of default, remaining life of the loan and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of December 31, 2020, the estimated probability of default, remaining life and discount rate for our mortgage loan investment were 0%, 1.0 year and 6.3%, respectively.  As of December 31, 2019, the fair value of our mortgage loan investment was its price of purchase, which occurred on the measurement date.

Interest Income Recognition for Mortgage Credit Securities

We recognize interest income for our investments in mortgage credit securities by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment.  The amount of periodic interest income recognized is determined by applying the investment’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the investment’s effective interest rate is calculated by solving for the single discount rate that equates the present value of our best estimate of the amount and timing of the cash flows expected to be collected from the investment to our purchase cost. To prepare our best estimate of cash flows expected to be collected, we exercise significant judgment with consideration of current information and events to develop a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for our investment, including assumptions about the timing and amount of prepayments and credit losses.  These assumptions require a high degree of management judgment as they represent forecasts about future events for which the ultimate outcome is inherently uncertain.  If our periodic estimate of future cash flows are higher than those actually received in future periods, we may recognize non-cash interest income over certain portions of the security’s holding period that exceeds the level of effective interest income that will ultimately be realized.  We use our best efforts to corroborate the significant assumptions underlying our estimates of futures cash flows with evidence such as historical collateral performance data for the specific pool of assets collateralizing our investments as well as our evaluation of historical collateral performance data for other securities collateralized by asset pools with similar risk characteristics, to the extent reasonably available.

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

Changes in both short- and long-term interest rates affect us in several ways, including our financial position. As interest rates increase, the fair value of fixed-rate agency MBS may be expected to decline, prepayment rates may be expected to decrease and duration may be expected to extend. However, an increase in interest rates results in an increase in the fair value of our interest rate hedging instruments. Conversely, if interest rates decline, the fair value of fixed-rate agency MBS is generally expected to increase while the fair value of our interest rate hedging instruments is expected to decline. We also manage our interest rate risk through investment allocation between our agency MBS and MSR related assets.  As interest rates rise, the value of our MSR financing receivables is generally expected to increase due to lower expectations of prepayments in the referenced pools of mortgage loans.  Conversely, as interest rates fall, the value of MSR financing receivables is generally expected to decline due to higher expectations of prepayments in the referenced pools of mortgage loans.  Accordingly, our MSR financing receivables that derive value from the value of a related MSR can be a fair value hedge of our fixed-rate agency MBS.

The tables that follow illustrate the estimated change in fair value for our current investments in agency MBS, MSR financing receivable and derivative instruments under several hypothetical scenarios of interest rate movements. For the purposes of this illustration, interest rates are defined by the U.S. Treasury yield curve. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” Our estimate of the change in the fair value of agency MBS is based upon the same assumptions we use to manage the impact of interest rates on the portfolio. The interest rate sensitivity of our agency MBS and TBA commitments is derived from The Yield Book, a third-party model. The interest rate sensitivity of our MSR financing receivable is derived from an internal model.  Actual results could differ significantly from these estimates. The effective durations are based on observed fair value changes, as well as our own estimate of the effect of interest rate changes on the fair value of the investments, including assumptions regarding prepayments based, in part, on age and interest rate of the mortgages underlying the agency MBS, prior exposure to refinancing opportunities, and an overall analysis of historical prepayment patterns under a variety of historical interest rate conditions.

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

•

The analyses assume that spreads remain constant and, therefore, do not reflect an estimate of the impact that changes in spreads would have on the value of our MBS investments or our LIBOR- or SOFR-based derivative instruments, such as our interest rate swap agreements.

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

	December 31, 2020
	Value	Value with 50 Basis Point Increase in Interest Rates	Value with 50 Basis Point Decrease in Interest Rates
Agency MBS	$970,880	$948,244	$986,526
TBA commitments	184	184	184
MSR financing receivable	9,346	11,069	6,619
Interest rate swaps	(147)	6,199	(6,491)
Equity available to common stock	209,937	195,370	216,512
Book value per common share	$6.31	$5.87	$6.50
Book value per common share percent change		-6.94%	3.13%

	December 31, 2020
	Value	Value with 100 Basis Point Increase in Interest Rates	Value with 100 Basis Point Decrease in Interest Rates
Agency MBS	$970,880	$919,060	$996,504
TBA commitments	184	184	184
MSR financing receivable	9,346	12,157	4,751
Interest rate swaps	(147)	12,544	(12,836)
Equity available to common stock	209,937	173,618	218,277
Book value per common share	$6.31	$5.22	$6.56
Book value per common share percent change		-17.30%	3.97%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 6.0 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of December 31, 2020.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2020
	Value	Value with 10 Basis Point Increase in Agency MBS Spreads	Value with 10 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$970,880	$965,062	$976,698
TBA commitments	184	184	184
Equity available to common stock	209,937	204,119	215,755
Book value per common share	$6.31	$6.13	$6.48
Book value per common share percent change		(2.77)%	2.77%

	December 31, 2020
	Value	Value with 25 Basis Point Increase in Agency MBS Spreads	Value with 25 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$970,880	$956,334	$985,426
TBA commitments	184	184	184
Equity available to common stock	209,937	195,391	224,483
Book value per common share	$6.31	$5.87	$6.74
Book value per common share percent change		(6.93)%	6.93%

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

Other of our non-agency MBS investments represent “first loss” positions.  Accordingly, for such investments, credit losses realized on the underlying pool of mortgage loans are first allocated to the Company’s security, to the extent of its principal balance, prior to being allocated to the respective securitization’s more senior credit positions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version). Based on management’s assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report on Form 10‑K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2021 Annual Meeting of Shareholders (our 2021 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2021 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2021 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2021 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2021 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2020, included in “Item 8 - Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)
•	Consolidated Balance Sheets as of December 31, 2020 and 2019 (page F-4)
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019 (page F-5)
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2020 and 2019 (page F-6)
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 (page F-7)
•	Notes to Consolidated Financial Statements (page F-8)

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

Exhibit Number	Exhibit Title
3.04

Articles of Amendment to the Amended and Restated Articles of Incorporation of Arlington Asset Investment Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2019).

3.05	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2011).
3.06	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 4, 2015).
3.07	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 26, 2016).
3.08	Amendment No. 3 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 17, 2019).
3.09	Amendment No. 4 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2019).
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

4.05	Form of Senior Note. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).
4.06	Form of Subordinated Note. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).
4.07	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 1, 2013).
4.08	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.09	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 5, 2009).
4.10	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 13, 2018).
4.11

Second Supplemental Indenture, dated as of March 18, 2015, between the Company, Wells Fargo Bank, National Association, as Trustee and The Bank of New York Mellon, as Series Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 18, 2015).

4.12	Form of 6.750% Notes due 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 17, 2015).
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

4.15	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on February 24, 2020).
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*
10.02

Friedman, Billings, Ramsey Group, Inc. 1997 Stock and Annual Incentive Plan (incorporated by reference to Exhibit 10.06 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*

10.03

Friedman, Billings, Ramsey Group, Inc. Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.07 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-39107) filed by Friedman, Billings, Ramsey Group, Inc. on December 19, 1997).*

10.04

Friedman, Billings, Ramsey Group, Inc. Amended and Restated Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K filed on February 23, 2012).*

10.05	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).*

Exhibit Number	Exhibit Title
10.06	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).*
10.07

Form of Restricted Stock Unit Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).*

10.08

Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).*

10.09

Form of Performance Share Unit Award Agreement under Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).*

10.10	Form of Change in Control Continuity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2017).*
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K, filed on February 23, 2012).*
10.12

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

10.13

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and FBR Capital Markets & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

10.14

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

10.15

Equity Distribution Agreement, dated February 22, 2017, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on February 22, 2017).

10.16

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K filed on August 10, 2018).

10.17

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K filed on August 10, 2018).

10.18

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.7 to the Company’s Current Report on Form 8-K filed on August 10, 2018).

10.19

Amendment No. 1 to the Equity Distribution Agreement, dated August 10, 2018, by and between the Company and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.8 to the Company’s Current Report on Form 8-K filed on August 10, 2018).

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

21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

Exhibit Number	Exhibit Title
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

†	Filed herewith.
*	Compensatory plan or arrangement.
**

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2020 and 2019; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: February 26, 2021	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Richard E. Konzmann and each of them as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	February 26, 2021
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ RICHARD E. KONZMANN	Executive Vice President, Chief Financial Officer and Treasurer	February 26, 2021
RICHARD E. KONZMANN	(Principal Financial Officer)
/s/ BENJAMIN J. STRICKLER	Vice President, Chief Accounting Officer and Controller	February 26, 2021
BENJAMIN J. STRICKLER	(Principal Accounting Officer)
/s/ DANIEL E. BERCE	Chairman of the Board	February 26, 2021
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	February 26, 2021
DAVID W. FAEDER

/s/ MELINDA H. MCCLURE	Director	February 26, 2021
MELINDA H. MCCLURE

/s/ RALPH S. MICHAEL III	Director	February 26, 2021
RALPH S. MICHAEL III

/s/ ANTHONY P. NADER III	Director	February 26, 2021
ANTHONY P. NADER III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arlington Asset Investment Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value Measurement of Certain Mortgage Credit Securities and Mortgage Loans of the Consolidated VIE

As described in Notes 8 and 12 to the consolidated financial statements, management measures mortgage credit securities and mortgage loans of the consolidated VIE at fair value. The fair value of certain mortgage credit securities and mortgage loans of the consolidated VIE that represent interests in the first loss positions of securitized pools of business purpose residential mortgage loans are estimated using an income approach. Mortgage credit securities for which fair value is estimated using an income approach make up a significant portion of total Level 3 mortgage credit securities of $11.9 million as of December 31, 2020. Mortgage loans of the consolidated VIE for which fair value is estimated using an income approach were $11.0 million as of December 31, 2020. Management has elected to apply a practical expedient to measure the fair value of the mortgage loans of the consolidated VIE based upon the fair value of the debt security obligations of the VIE. Management measures the fair value of securities using an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, management uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments. The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.

The principal considerations for our determination that performing procedures relating to the fair value measurement of certain mortgage credit securities and mortgage loans of the consolidated VIE is a critical audit matter are (i) the significant judgment by management in developing the discount rate assumption and estimating the fair value of certain mortgage credit securities and mortgage loans of the consolidated VIE, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the fair value measurements and the discount rate assumption, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain mortgage credit securities and mortgage loans of the consolidated VIE, which included controls over management’s development of assumptions. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for certain mortgage credit securities and mortgage loans of the consolidated VIE, and (ii) comparing management’s estimate to the independently developed range of prices to evaluate the reasonableness of management’s estimate. Developing the independent ranges involved (i) testing the completeness and accuracy of data provided by management and (ii) independently developing the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2021 We have served as the Company’s auditor since 2002.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$28,796	$19,636
Restricted cash of consolidated VIE	11,169	—
Interest receivable	1,668	10,663
Interest receivable of consolidated VIE	545	—
Sold securities receivable	—	71,199
Agency mortgage-backed securities, at fair value	970,880	3,768,496
Mortgage credit securities, at fair value	26,660	33,501
Mortgage loans of consolidated VIE, at fair value	93,283	—
Mortgage loans, at fair value	45,000	45,000
MSR financing receivable, at fair value	9,346	—
Derivative assets, at fair value	258	1,417
Deposits	6,306	37,123
Other assets	18,478	13,079
Total assets	$1,212,389	$4,000,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$655,212	$3,581,237
Secured debt of consolidated VIE, at fair value	93,627	—
Interest payable	586	4,666
Interest payable of consolidated VIE	321	—
Accrued compensation and benefits	2,611	3,626
Dividend payable	—	8,494
Derivative liabilities, at fair value	221	8
Purchased securities payable	139,013	—
Other liabilities	1,501	507
Long-term unsecured debt	73,027	74,328
Total liabilities	966,119	3,672,866
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 336,273 and 354,039 shares issued and outstanding, respectively (liquidation preference of $8,407 and $8,851, respectively)	7,933	8,270
Series C Preferred stock, $0.01 par value, 1,117,034 and 1,200,000 shares issued and outstanding, respectively (liquidation preference of $27,926 and $30,000, respectively)	27,356	28,944
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 33,517,018 and 36,755,387 shares issued and outstanding, respectively	335	368
Additional paid-in capital	2,040,918	2,049,292
Accumulated deficit	(1,830,272)	(1,759,626)
Total stockholders’ equity	246,270	327,248
Total liabilities and stockholders’ equity	$1,212,389	$4,000,114

	December 31, 2020	December 31, 2019
Assets and liabilities of consolidated VIE:
Restricted cash	$11,169	$—
Interest receivable	545	—
Mortgage loans, at fair value	93,283	—
Secured debt, at fair value	(93,627)	—
Interest payable	(321)	—
Net investment in consolidated VIE	$11,049	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2020	2019
Interest income
Agency mortgage-backed securities	$32,728	$122,227
Mortgage credit securities	3,942	184
Loans	3,663	8
Mortgage loans of consolidated VIE	4,305	—
Interest and other income	1,376	1,059
Total interest income	46,014	123,478
Interest expense
Short-term secured debt	16,742	92,200
Long-term unsecured debt	4,771	5,050
Secured debt of consolidated VIE	1,403	—
Total interest expense	22,916	97,250
Net interest income	23,098	26,228
Investment advisory fee income	—	332
Investment (loss) gain, net
Gain on mortgage investments, net	15,576	128,029
Loss from derivative instruments, net	(101,287)	(126,190)
Other, net	7,512	358
Total investment (loss) gain, net	(78,199)	2,197
General and administrative expenses
Compensation and benefits	7,241	10,194
Other general and administrative expenses	5,374	4,821
Total general and administrative expenses	12,615	15,015
Net (loss) income	(67,716)	13,742
Dividend on preferred stock	(2,991)	(2,600)
Net (loss) income (attributable) available to common stock	$(70,707)	$11,142
Basic (loss) earnings per common share	$(2.00)	$0.31
Diluted (loss) earnings per common share	$(2.00)	$0.31
Weighted-average common shares outstanding (in thousands)
Basic	35,343	35,709
Diluted	35,343	35,833

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2018	350,595	$8,245	—	—	30,497,998	$305	$1,997,876	$(1,731,982)	$274,444
Net income	—	—	—	—	—	—	—	13,742	13,742
Issuance of Class A common stock	—	—	—	—	6,000,000	60	48,734	—	48,794
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	294,014	3	106	—	109
Issuance of preferred stock	3,444	25	1,200,000	28,944	—	—	—	—	28,969
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(36,625)	—	(204)	—	(204)
Stock-based compensation	—	—	—	—	—	—	2,780	—	2,780
Dividends declared	—	—	—	—	—	—	—	(41,386)	(41,386)
Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248
Net loss	—	—	—	—	—	—	—	(67,716)	(67,716)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	456,220	4	106	—	110
Repurchase of Class A common stock	—	—	—	—	(3,662,566)	(37)	(10,340)	—	(10,377)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(32,023)	—	(91)	—	(91)
Repurchase of preferred stock	(17,766)	(299)	(82,966)	(1,578)	—	—	—	—	(1,877)
Stock-based compensation	—	—	—	—	—	—	1,988	—	1,988
Other	—	(38)	—	(10)	—	—	(37)	—	(85)
Dividends declared	—	—	—	—	—	—	—	(2,930)	(2,930)
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(67,716)	$13,742
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Total investment loss (gain), net	78,199	(2,197)
Net premium amortization	4,794	26,463
Other	2,275	2,932
Changes in operating assets
Interest receivable	9,115	2,686
Other assets	4,495	4,539
Changes in operating liabilities
Interest payable and other liabilities	(4,233)	(1,494)
Accrued compensation and benefits	(1,015)	(106)
Net cash provided by operating activities	25,914	46,565
Cash flows from investing activities
Purchases of agency mortgage-backed securities	(1,058,355)	(4,303,811)
Purchases of mortgage credit securities	(165,426)	(33,484)
Purchases of loans	(25,000)	(45,000)
Purchases of MSR financing receivables	(8,411)	—
Proceeds from sales of agency mortgage-backed securities	3,877,441	4,028,260
Proceeds from sales of mortgage credit securities	145,986	—
Receipt of principal payments on agency mortgage-backed securities	211,717	519,533
Receipt of principal payments on mortgage credit securities	2,881	2
Receipt of principal on loans	25,000	—
Receipt of principal on mortgage loans of consolidated VIE	31,181	—
Restricted cash balance of VIE upon consolidation	8,658	—
Payments for derivatives and deposits, net	(67,708)	(112,027)
Other	(3,887)	31
Net cash provided by investing activities	2,974,077	53,504
Cash flows from financing activities
Repayments of repurchase agreements, net	(2,926,025)	(140,392)
Repayments of secured debt of consolidated VIE, net	(28,537)	—
Proceeds from issuance of common stock	—	48,796
Proceeds from issuance of preferred stock	—	28,970
Repurchase of common stock	(10,377)	—
Repurchase of preferred stock	(1,877)	—
Repurchase of long-term unsecured debt	(1,446)	—
Dividends paid	(11,315)	(44,520)
Other	(85)	—
Net cash used in financing activities	(2,979,662)	(107,146)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,329	(7,077)
Cash, cash equivalents and restricted cash, beginning of year	19,636	26,713
Cash, cash equivalents and restricted cash, end of year	$39,965	$19,636
Supplemental cash flow information
Cash payments for interest	$26,479	$97,006
Cash (refunds) payments for taxes	$(4,566)	$(4,566)
Non-cash investing activity
Assets of VIE upon consolidation	$124,345	$—
Non-cash financing activity
Liabilities of VIE upon consolidation	$122,310	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses primarily on investing in mortgage related assets.  The Company may also invest in other asset classes that its management team believes may offer attractive risk adjusted returns, such as real estate assets or investments outside the real estate or mortgage asset classes.  The Company’s investment capital is currently allocated between agency mortgage-backed securities (“MBS”), mortgage credit investments and mortgage servicing right (“MSR”) related assets.

The Company’s agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  The Company’s mortgage credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”).  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or a U.S government agency.  The Company’s MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.

The Company is a Virginia corporation. The Company is internally managed and does not have an external investment advisor.

The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing upon filing its tax return for its taxable year ended December 31, 2019. As a REIT, the Company is required to distribute annually 90% of its REIT taxable income (subject to certain adjustments). So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income that it distributes to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. For the Company’s tax years ended December 31, 2018 and earlier, the Company was taxed as a C corporation for U.S. federal tax purposes.

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

Note 3. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2020 and 2019, approximately 99% and 97%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Agency MBS and Mortgage Loans of a Consolidated VIE

The Company recognizes interest income for its investments in agency MBS and mortgage loans of a consolidated variable interest entity (“VIE”) by applying the “interest method” permitted by GAAP, whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each investment’s stated interest rate. The interest method is applied at the individual instrument level based upon each instrument’s effective interest rate. The Company calculates each instrument’s effective interest rate at the time of purchase or initial recognition by solving for the discount rate that equates the present value of that instrument's remaining contractual cash flows (assuming no principal prepayments) to its purchase cost. Because each instrument’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method to its investments in agency MBS and mortgage loans of a consolidated VIE, as principal prepayments occur, a proportional amount of the unamortized premium or unaccreted discount is recognized in interest income such that the contractual effective interest rate on any remaining security or loan balance is unaffected.

For mortgage loans of a consolidated VIE, the Company ceases the accrual of interest income (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  When a loan is placed in non-accrual status, all accrued but uncollected contractual interest as well as any discount accreted during the period of delinquency are reversed.  While a loan is in non-accrual status, the Company recognizes interest income only when interest payments occur.

Interest Income Recognition for Investments in Mortgage Credit Securities and MSR Financing Receivables

The Company recognizes interest income for its investments in mortgage credit securities and MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.  The amount of periodic interest income recognized is determined by applying the investment’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the investment’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the investment to its purchase cost. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses.

In each subsequent quarterly reporting period, the amount and timing of cash flows expected to be collected from the investment are re-estimated based upon current information and events. The following table provides a description of how periodic changes in the estimate of cash flows expected to be collected affect interest income recognition prospectively for investments in mortgage credit securities and MSR financing receivables:

Scenario:	Effect on Interest Income Recognition for Investments in Mortgage Credit Securities and MSR Financing Receivables:

A positive change in cash flows occurs. Actual cash flows exceed prior estimates and/or a positive change occurs in the estimate of expected remaining cash flows.

A revised effective interest rate is calculated and applied prospectively such that the positive change in cash flows is recognized as incremental interest income over the remaining life of the investment.

The amount of periodic interest income recognized over the remaining life of the investment will be reduced accordingly. Specifically, if an adverse change in cash flows occurs for an investment that is impaired (that is, its fair value is less than its reference amount), the reference amount to which the investment’s existing effective interest rate will be prospectively applied will be reduced to the present value of cash flows expected to be collected, discounted at the investment’s existing effective interest rate. If an adverse change in cash flows occurs for an investment that is not impaired, the investment’s effective interest rate will be reduced accordingly and applied on a prospective basis.

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

	Year Ended December 31,
(Shares in thousands)	2020	2019
Basic weighted-average common shares outstanding	35,343	35,709
Performance share units, unvested restricted stock units, and unvested restricted stock	—	124
Diluted weighted-average common shares outstanding	35,343	35,833
Net (loss) income (attributable) available to common stock	$(70,707)	$11,142
Basic (loss) earnings per common share	$(2.00)	$0.31
Diluted (loss) earnings per common share	$(2.00)	$0.31

The diluted loss per share for the year ended December 31, 2020 did not include the antidilutive effect of 83 shares of unvested shares of restricted stock, restricted stock units, and performance share units.

Other Significant Accounting Policies

The Company’s other significant accounting policies are described in the following notes:

Investments in agency MBS, subsequent measurement	Note 4
Investments in mortgage credit securities, subsequent measurement	Note 5
Loans held for investment, subsequent measurement	Note 6
Investments in MSR financing receivables, subsequent measurement	Note 7
Consolidation of variable interest entities	Note 8
Borrowings	Note 9
To-be-announced agency MBS transactions, including “dollar rolls”	Note 10
Derivative instruments	Note 10
Balance sheet offsetting	Note 11
Fair value measurements	Note 12
Income taxes	Note 13
Stock-based compensation	Note 16

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

Recently Issued Accounting Guidance Not Yet Adopted
ASU Nos. 2020-04 and 2021-01, Reference Rate Reform (Topic 848)

The amendments in these updates provide optional practical expedients and exceptions for applying GAAP to the modification of receivables, debt or lease contracts as well as cash flow and fair value hedge accounting relationships that reference a rate, such as LIBOR, that is expected to be discontinued because of reference rate reform.

The practical expedients and exceptions provided by these updates are effective from March 12, 2020 through December 31, 2022.

Not yet adopted.

To date, the Company has not made any modifications to contracts due to reference rate reform.

The Company has not elected to apply hedge accounting for financial reporting purposes.

The Company does not currently expect the adoption of ASU Nos. 2020-04 and 2021-01 to have an effect on its consolidated financial statements.

Note 4. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2020 and 2019, the fair value of the Company’s investments in agency MBS was $970,880 and $3,768,496, respectively. As of December 31, 2020 and 2019, all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Year Ended December 31,
	2020	2019
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$8,682	$37,851
Agency MBS sold during the period	22,344	90,330
Total	$31,026	$128,181

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 10. Derivative Instruments” for further information about dollar rolls.

Note 5. Investments in Mortgage Credit Securities

The Company has elected to classify its investments in mortgage credit securities as trading securities.  Accordingly, the Company’s investments in mortgage credit securities are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2020 and 2019, the fair value of the Company’s investments in mortgage credit securities was $26,660 and $33,501, respectively.  As of December 31, 2020, the Company’s investments in mortgage credit securities primarily consist of non-agency MBS collateralized by pools of smaller balance commercial mortgage loans or business purpose residential mortgage loans.

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

	Year Ended December 31,
	2020	2019
Net gains (losses) recognized in earnings for:
Mortgage credit securities still held at period end	$(8,446)	$(152)
Mortgage credit securities sold during the period	(7,004)	—
Total	$(15,450)	$(152)

Note 6. Loans Held for Investment

On December 31, 2019, the Company purchased a $45,000 loan at par secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities.  The loan bears interest at a floating note rate equal to one-month LIBOR plus 4.25% with a LIBOR floor of 2.00%.  The maturity date of the loan is December 31, 2021 with a one-year extension available at the option of the borrower.  The loan has an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity.

The Company has elected to account for its loan held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of December 31, 2020 and 2019, the Company’s investment was $45,000 at fair value.  The Company recognizes interest income on its loan investment based upon the contractual note rate of the loan.

Note 7. Investments in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly.  However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the  MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return.  Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund its advances of delinquent payments on the serviced pool of mortgage loans with the mortgage servicing counterparty required to return to the Company any subsequent servicing advances collected.  The Company has committed to invest a minimum of $25,000 in capital with the counterparty for a three-year period ending December 31, 2023.

Under GAAP, the Company accounts for transactions executed under its arrangement as financing transactions and reflects the associated financing receivables in the line item “MSR financing receivables” on its consolidated balance sheets.  On December 31, 2020, the Company completed an MSR financing transaction for $9,346.  The Company has elected to account for its MSR financing receivable at fair value with changes in fair value that are not attributed to interest income recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As described in further detail in “Note 3. Summary of Significant Accounting Policies,” the Company will recognize interest income for MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

Note 8. Consolidation of Variable Interest Entities

The vehicles that issue the Company’s investments in securitized mortgage assets are considered variable interest entities (“VIEs”). The Company is required to consolidate any VIE in which it holds a variable interest if it determines that it holds a controlling financial interest in the VIE and is, therefore, determined to be the primary beneficiary of the VIE.  The Company is determined to be the primary beneficiary of a VIE in which it holds a variable interest if it both (i) holds the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The economic performance of the trusts that issue the Company’s investments in securitized mortgage assets is most significantly impacted by the performance of the mortgage loans that are held by the trusts.  The party that is determined to have the most power to direct the loss mitigation actions that are taken with respect to delinquent or otherwise troubled mortgage loans held by the trust is, therefore, deemed to hold the most power to direct the activities that most significantly impact the trust’s economic performance.  As a passive investor, the Company does not have the power to direct the loss mitigation activities of most of the trusts that have issued its securitized mortgage assets.

On September 30, 2020, the Company acquired for $10,693 an investment that represents a majority interest in the first loss position of a securitized pool of business purpose residential mortgage loans. As majority holder of the first loss position, the Company is required to approve any material loss mitigation action proposed by the servicer with respect to a troubled loan.  The Company also has the option (but not the obligation) to purchase delinquent loans from the trust.  As a result of these contractual rights, the Company determined that it is the party with the most power to direct the loss mitigation activities and, therefore, the economic performance of the trust.  As holder of the majority of the first loss position issued by the trust, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trust.  Accordingly, the Company determined that it is the primary beneficiary of the trust and consolidated the trust’s assets and liabilities owed to third parties onto its consolidated balance sheets.  The carrying values of the assets and liabilities of the consolidated VIE, net of elimination entries, are as follows as of the dates indicated:

	December 31, 2020	December 31, 2019
Restricted cash of consolidated VIE (1)	$11,169	$—
Mortgage loans of consolidated VIE, at fair value	93,283	—
Interest receivable of consolidated VIE	545	—
Secured debt of consolidated VIE, at fair value	(93,627)	—
Interest payable of consolidated VIE	(321)	—
Investment in consolidated VIE	$11,049	$—

(1)	Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE in the month following collection.

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $96,048 and $93,831, respectively, as of December 31, 2020.  The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer.  As of December 31, 2020, the weighted average net note rate to which the VIE was entitled and the weighted average coupon rate of the debt obligations of the consolidated VIE were 6.03% and 4.01%, respectively.  The debt of the consolidated VIE has recourse solely to the assets of the VIE; it has no recourse to the general credit of the Company.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”).  Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis.  Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan.  The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month.  As of December 31, 2020, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $9,649.

The Company has elected to account for the mortgage loans and debt of the consolidated VIE at fair value with changes in fair value that are not attributed to interest income or interest expense, respectively, recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.

As described in further detail in “Note 3. Summary of Significant Accounting Policies,” the Company recognizes interest income for the mortgage loans of the consolidated VIE by applying the “interest method” permitted by GAAP, whereby the discount recognized at the initial recognition of each loan is accreted as an adjustment to contractual interest income accrued at the loan’s stated interest rate. The Company ceases the accrual of interest income for a mortgage loan (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  The following table presents information about the accrual status of the mortgage loans of the consolidated VIE as of December 31, 2020:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$89,532	$92,186	$(2,654)
90 days or more past due and in non-accrual status	3,751	3,862	(111)
Total mortgage loans of consolidated VIE	$93,283	$96,048	$(2,765)

Note 9. Borrowings

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of November 11, 2021 and an interest rate that resets monthly at a rate equal to one-month LIBOR plus 2.00% with a LIBOR floor of 1.00%.  Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of December 31, 2020 and 2019, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	December 31, 2020	December 31, 2019
Agency MBS repurchase financing:
Repurchase agreements outstanding	$623,712	$3,560,139
Agency MBS collateral, at fair value (1)	656,154	3,741,399
Net amount (2)	32,442	181,260
Weighted-average rate	0.21%	2.10%
Weighted-average term to maturity	14.0 days	23.7 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$—	$21,098
MBS collateral, at fair value	—	30,747
Net amount (2)	—	9,649
Weighted-average rate	—	3.11%
Weighted-average term to maturity	—	8.1 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500	$—
Mortgage loans collateral, at fair value	45,000	—
Net amount (2)	13,500	—
Weighted-average rate	3.00%	—
Weighted-average term to maturity	315.0 days	—
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$655,212	$3,581,237
Mortgage investments collateral, at fair value (1)	701,154	3,772,146
Net amount (2)	45,942	190,909
Weighted-average rate	0.34%	2.11%
Weighted-average term to maturity	28.5 days	23.6 days

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted-average outstanding balance	$1,167,357	$3,690,093
Weighted-average rate	1.41%	2.46%

Long-Term Unsecured Debt

As of December 31, 2020 and 2019, the Company had $73,027 and $74,328, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $732 and $972, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	December 31, 2020			December 31, 2019
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$34,931	$23,828	$15,000	$35,300	$25,000	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	2.99%	6.75%	6.625%	4.74%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

The Senior Notes due 2023 and the Senior Notes due 2025 are publicly traded on the New York Stock Exchange under the ticker symbols “AIW” and “AIC,” respectively. The Senior Notes due 2023, Senior Notes due 2025, and Trust Preferred Debt may be redeemed in whole or in part at any time and from time to time at the Company’s option at a redemption price equal to the principal amount plus accrued and unpaid interest. The indenture governing the Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets.

During the year ended December 31, 2020, the Company repurchased $1,172 in principal balance of Senior Notes due 2023 for a purchase price of $1,115. During the year ended December 31, 2020, the Company repurchased $369 in principal balance of Senior Notes due 2025 for a purchase price of $331. There were no repurchases of outstanding long-term unsecured debentures during the year ended December 31, 2019.

Note 10. Derivative Instruments

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

The Company exchanges cash “variation margin” with the counterparties to its interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those instruments are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. However, futures commission merchants may require us to maintain an “initial margin” in excess of the CME’s requirement.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(147)	$1,417	$(8)
TBA commitments	258	(74)	—	—
Total	$258	$(221)	$1,417	$(8)

Interest Rate Swaps

The Company’s LIBOR based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date.  The Company’s Secured Overnight Financing Rate (“SOFR”) based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$200,000	0.10%	0.06%	(0.04)%	2.9	$(40)
3 to less than 10 years	75,000	0.74%	0.22%	(0.52)%	9.5	(107)
Total / weighted-average	$275,000	0.28%	0.10%	(0.18)%	4.7	$(147)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2019:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$2,050,000	1.77%	1.92%	0.15%	1.6	$83
3 to less than 7 years	510,000	1.61%	1.92%	0.31%	6.0	439
7 to less than 10 years	400,000	2.24%	1.91%	(0.33)%	9.5	715
10 or more years	25,000	2.96%	1.90%	(1.06)%	28.2	172
Total / weighted-average	$2,985,000	1.81%	1.92%	0.11%	3.6	$1,409

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
As of December 31, 2020 and 2019, the Company had no U.S. Treasury note futures.

Options on U.S. Treasury Note Futures

The Company may purchase or sell exchange-traded options on U.S. Treasury note futures contracts with the objective of economically hedging a portion of the sensitivity of its investments in agency MBS to significant changes in interest rates. The Company may purchase put options which provide the Company with the right to sell U.S. Treasury note futures to a counterparty, and the Company may also write call options that provide a counterparty with the option to buy U.S. Treasury note futures from the

Company. In order to limit its exposure on its interest rate derivative instruments from a significant decline in long-term interest rates, the Company may also purchase contracts that provide the Company with the option to buy, or call, U.S. Treasury note futures from a counterparty. The options may be exercised at any time prior to their expiry, and if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts.

As of December 31, 2020 and 2019, the Company had no outstanding options on U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the date indicated:

	December 31, 2020
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$50,000	$50,281	$50,539	$258
1.5% 30-year MBS sale commitments	(50,000)	(50,465)	(50,539)	(74)
Total TBA commitments, net	$—	$(184)	$—	$184

As of December 31, 2019, the Company had no outstanding TBA commitments.

Derivative Instrument Gains and Losses

The following table provides information about the derivative gains and losses recognized within the periods indicated:

	For the Year Ended December 31,
	2020	2019
Interest rate derivatives:
Interest rate swaps:
Net interest income (1)	$501	$15,087
Unrealized gains (losses), net	15,236	(66,737)
Losses realized upon early termination, net	(118,893)	(78,569)
Total interest rate swap losses, net	(103,156)	(130,219)
U.S. Treasury note futures, net	(3,071)	(16,421)
Options on U.S. Treasury note futures, net	—	76
Total interest rate derivatives losses, net	(106,227)	(146,564)
TBA commitments:
TBA dollar roll income (2)	1,750	4,470
Other gains on TBA commitments, net	4,230	15,904
Total gains on TBA commitments, net	5,980	20,374
Other derivatives	(1,040)	—
Total derivative losses, net	$(101,287)	$(126,190)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Year Ended December 31, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$275,000	$(100,000)	$(2,885,000)	$275,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—
TBA purchase (sale) commitments, net	—	1,075,000	(1,075,000)	—	—

	For the Year Ended December 31, 2019
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$3,100,000	$2,010,000	$(375,000)	$(1,750,000)	$2,985,000
2-year U.S. Treasury note futures	—	139,000	(139,000)	—	—
10-year U.S. Treasury note futures	320,000	826,600	(885,000)	(261,600)	—
Sold call options on 10-year Treasury note futures	—	250,000	(250,000)	—	—
Purchased call options on 10-year Treasury note futures	—	500,000	(500,000)	—	—
TBA purchase (sale) commitments, net	—	5,970,000	(5,970,000)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	December 31, 2020	December 31, 2019
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$6,306	$37,122
Unsettled MBS trades and TBA commitments, net	—	1
Total cash collateral posted, net	$6,306	$37,123

Note 11. Offsetting of Financial Assets and Liabilities

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$258	$—	$258	$(74)	$—	$184
Total derivative instruments	258	—	258	(74)	—	184
Total assets	$258	$—	$258	$(74)	$—	$184
Liabilities:
Derivative instruments:
Interest rate swaps	$147	$—	$147	$—	$(147)	$—
TBA commitments	74	—	74	(74)	—	—
Total derivative instruments	221	—	221	(74)	(147)	—
Repurchase agreements	655,212	—	655,212	(655,212)	—	—
Total liabilities	$655,433	$—	$655,433	$(655,286)	$(147)	$—

	As of December 31, 2019
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$1,417	$—	$1,417	$—	$—	$1,417
Total derivative instruments	1,417	—	1,417	—	—	1,417
Total assets	$1,417	$—	$1,417	$—	$—	$1,417
Liabilities:
Derivative instruments:
Interest rate swaps	$8	$—	$8	$(8)	$—	$—
Total derivative instruments	8	—	8	(8)	—	—
Repurchase agreements	3,581,237	—	3,581,237	(3,581,237)	—	—
Total liabilities	$3,581,245	$—	$3,581,245	$(3,581,245)	$—	$—

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

Note 12. Fair Value Measurements

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

The Company measures the fair value of the following assets and liabilities:

Mortgage investments

Agency MBS - The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. In determining fair value, third-party pricing services use a market approach. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third-party pricing sources and reviews their documented valuation methodologies to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

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

The Company’s non-agency MBS investment secured by a pool of business-purpose residential mortgage loans is classified within Level 3 of the fair value hierarchy.  To measure the fair value of this investment, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business-purpose residential mortgage loans as of December 31, 2020:

December 31, 2020
Annualized default rate	12.0%
Loss-given-default	40.0%
Discount rate	13.9%

Loans – The Company’s mortgage loan investment is classified within Level 3 of the fair value hierarchy.  To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment is the estimated probability of default, remaining life of the loan and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of December 31, 2020, the estimated probability of default, remaining life and discount rate for the Company’s mortgage loan investment were 0%, 1.0 year and 6.3%, respectively.  As of December 31, 2019, the fair value of the Company’s mortgage loan investment was its price of purchase, which occurred on the measurement date.

Mortgage loans and secured debt of consolidated VIE – The Company has elected to apply a fair value measurement practical expedient permitted by GAAP to measure the fair value of the mortgage loans and debt obligations of its consolidated VIE.  The fair value measurement practical expedient is permitted to be applied to consolidated “collateralized financing entities,” which are VIEs for which the financial liabilities of the VIE have contractual recourse solely to the financial assets of the VIE.  Pursuant to the practical expedient, the Company measures the fair value of both the mortgage loans and the debt obligations of its consolidated VIE based upon the fair value of the debt obligations of the VIE, as the fair value of the debt securities issued by the VIE is more observable to the Company than the fair value of the underlying mortgage loans.

The senior debt obligations of the consolidated VIE are classified within Level 2 of the fair value hierarchy.  Inputs to fair value measurements of the senior debt obligations of the consolidated VIE include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for securities with similar characteristics.

The subordinate debt obligation and the mortgage loans of the consolidated VIE are classified within Level 3 of the fair value hierarchy.  To measure the fair value of the subordinate debt obligation of the consolidated VIE, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant inputs to the fair value measurement of the subordinate debt obligation as of December 31, 2020:

December 31, 2020
Annualized default rate	20.0%
Loss-given-default	40.0%
Discount rate	13.9%

MSR financing receivables – The Company’s MSR financing receivable is classified within Level 3 of the fair value hierarchy.  As of December 31, 2020, the fair value of the Company’s MSR financing receivable was its transacted purchase price, which occurred on the measurement date.

Derivative instruments

Exchange-traded derivative instruments - Exchange-traded derivative instruments, which include U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, and options on futures, are classified within Level 1 of the fair value hierarchy as they are measured using quoted prices for identical instruments in liquid markets.

Interest rate swaps - Interest rate swaps are classified within Level 2 of the fair value hierarchy. The fair values of the Company’s centrally cleared interest rate swaps are measured using the daily valuations reported by the clearinghouse through which the instrument was cleared. In performing its end-of-day valuations, the clearinghouse constructs forward interest rate curves (for example, three-month LIBOR or SOFR forward rates) from its specific observations of that day’s trading activity. The clearinghouse uses the applicable forward interest rate curve to develop a market-based forecast of future remaining contractually required cash flows for each interest rate swap. Each market-based cash flow forecast is then discounted using the SOFR curve (sourced from the Federal Reserve Bank of New York) to determine a net present value amount which represents the instrument’s fair value.

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

Other

Long-term unsecured debt - As of December 31, 2020 and 2019, the carrying value of the Company’s long-term unsecured debt was $73,027 and $74,328, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $69,904 and $70,429 as of December 31, 2020 and 2019, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies - As of December 31, 2020, the Company had investments in equity securities of publicly-traded companies at fair value of $10,821, which is included in the line item “other assets” in the accompanying consolidated balance sheets.  The Company held no investments in equity securities of publicly-traded companies at December 31, 2019.  Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds - As of December 31, 2020 and 2019, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $6,869 and $6,375, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of December 31, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. As of December 31, 2019, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 9 percent, and 12 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2020 and 2019. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$970,880	$—	$970,880	$—
Mortgage credit securities	26,660	—	14,730	11,930
Mortgage loans of consolidated VIE	93,283	—	—	93,283
Loans	45,000	—	—	45,000
MSR financing receivable	9,346	—	—	9,346
Derivative assets	258	—	258	—
Other assets	17,690	10,821	—	6,869
Financial liabilities:
Secured debt of consolidated VIE	93,627	—	93,051	576
Derivative liabilities	221	—	221	—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$3,768,496	$—	$3,768,496	$—
Mortgage credit securities	33,501	—	33,478	23
Loans	45,000	—	—	45,000
Derivative assets	1,417	—	1,417	—
Other assets	6,375	—	—	6,375
Financial liabilities:
Derivative liabilities	8	—	8	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2020	2019
Beginning balance	$51,398	$6,139
Net (loss) gain included in "Investment gain (loss), net"	(3,514)	359
Additions from consolidation of VIE	123,680	—
Purchases	48,229	45,000
Sales	—	—
Payments, net	(57,047)	(123)
Accretion of discount	3,682	23
Ending balance	$166,428	$51,398
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(3,492)	$374

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2020	2019
Beginning balance	$—	$—
Net gain included in "Investment gain (loss), net"	(27)	—
Additions from consolidation of VIE	559	—
Accretion of discount	44	—
Ending balance	$576	$—
Net unrealized (gains) losses included in earnings for the period for Level 3 liabilities still held at the reporting date	$(27)	$—

Note 13. Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing upon filing its tax return for its year ended December 31, 2019.  As a REIT, the Company is required to distribute annually 90% of its REIT taxable income.  So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis.  At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. For its tax years ended December 31, 2018 and earlier, the Company was subject to taxation as a corporation under Subchapter C of the Internal Revenue Code.

As of December 31, 2020 and 2019, the Company has distributed all of its estimated taxable income for the years ended December 31, 2020 and 2019, respectively, within the time limits prescribed by the Internal Revenue Code.  Accordingly, the Company did not incur an income tax liability on its taxable income for such periods.

As of December 31, 2020, the Company had estimated net operating loss (“NOL”) carryforwards of $150,069 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $135,481 have no expiration period. As of December 31, 2020, the Company had estimated net capital loss (“NCL”) carryforwards of $180,948 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023.  The Company’s estimated NOL and NCL carryforwards as of December 31, 2020 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

As of December 31, 2019, the Company had a federal alternative minimum tax (“AMT”) credit of $4,566 included as a receivable in the line item “other assets” on the accompanying consolidated balance sheets. During the years ended December 31, 2020 and 2019, the Company received a cash refund of its AMT credit of $4,566 and $4,566, respectively.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of December 31, 2020 and 2019, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and state and local authorities in jurisdictions where the Company has significant business operations. The Company’s federal tax return for 2018 is currently under examination by the IRS.  The Company’s federal tax returns for 2017 and forward remain subject to examination by the IRS.

Note 14. Commitments and Contingencies

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements. The following table sets forth these contractual obligations by fiscal year as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt maturities	$—	$—	$23,828	$—	$34,931	$15,000	$73,759
Minimum rental commitments	65	55	—	—	—	—	120
	$65	$55	$23,828	$—	$34,931	$15,000	$73,879

Note 15. Shareholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000  shares of Class A common stock, par value $0.01  per share, and 100,000,000  shares of Class B common stock, par value $0.01  per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of December 31, 2020 and 2019, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For each quarter in the year ended December 31, 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.

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

During the years ended December 31, 2020 and 2019, there were no issuances of common stock under the common equity distribution agreements.

As of December 31, 2020, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the year ended December 31, 2020, the Company repurchased 3,662,566 shares of Class A common stock for a total purchase price of $10,377. There were no shares repurchased by the Company under the Repurchase Program during the year ended December 31, 2019.  As of December 31, 2020, there remain available for repurchase 16,232,649 shares of Class A common stock under the Repurchase Program.

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

During the year ended December 31, 2020, the Company repurchased 17,766 shares of Series B Preferred Stock for a total purchase price of $299. There were no shares of Series B Preferred Stock repurchased by the Company during the year ended December 31, 2019.

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

During the year ended December 31, 2020, the Company repurchased 82,966 shares of Series C Preferred Stock for a total purchase price of $1,578. There were no shares of Series C Preferred Stock repurchased by the Company during the year ended December 31, 2019.

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

During the year ended December 31, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. The following table provides information about the issuances of preferred stock under the Series B preferred equity distribution agreements for the period indicated:

Year Ended
Series B Preferred Stock Issuances	December 31, 2019
Shares issued	3,444
Weighted average public offering price	$22.39
Net proceeds (1)	$76
(1)	Net of selling commissions and expenses.

As of December 31, 2020, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

Note 16. Long-Term Incentive Plan

The Company provides its employees and its non-employee directors with long-term incentive compensation in the form of stock-based awards. On April 7, 2014, the Board of Directors adopted the Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (the “2014 Plan”), which was approved by the Company’s shareholders and became effective on July 15, 2014.

Under the 2014 Plan, a maximum number of 2,000,000 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2014 Plan, were authorized for issuance and may be issued to employees, directors, consultants and advisors of the

Company and its affiliates. As of December 31, 2020, 816,200 shares remained available for issuance under the 2014 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for outstanding performance stock unit awards and dividend equivalents for such awards.  The 2014 Plan replaced the Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (the “2011 Plan”). No additional grants will be made under the 2011 Plan. However, previous grants under the 2011 Plan will remain in effect subject to the terms of the 2011 Plan and the applicable award agreement.

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

Performance Stock Unit Awards

Compensation costs for PSUs subject to nonmarket-based performance conditions (i.e., performance not predicated on changes in the Company’s stock price) are measured at the closing stock price on the dates of grant, adjusted for the probability of achieving certain benchmarks included in the performance metrics. These initial cost estimates are recognized as expense over the requisite performance periods, as adjusted for changes in estimated, and ultimately actual, performance and forfeitures. Compensation costs for components of PSUs subject to market-based performance conditions (i.e., performance predicated on changes in the Company’s stock price) are measured at the dates of grant using a Monte Carlo simulation model which incorporates into the valuation the inherent uncertainty regarding the achievement of the market-based performance metrics. These initial valuation amounts are recognized as expense over the requisite performance periods, subject only to adjustments for changes in estimated, and ultimately actual, forfeitures.

The Company has granted PSUs to executive officers of the Company that are convertible into shares of Class A common stock following the applicable performance periods. The performance goals established by the Compensation Committee are based on (i) the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value PSUs”), (ii) the compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“TSR PSUs”), and (iii) annual return on equity during the applicable performance period (“ROE PSUs”).

The Compensation Committee of the Board of Directors of the Company approved the following PSU grants for the periods indicated:

	December 31,
	2020	2019
Book Value PSUs granted	82,124	67,935
Book Value PSU grant date fair value per share	$5.65	$6.83
TSR PSUs granted	33,190	26,977
TSR PSU grant date fair value per share	$6.99	$8.60
ROE PSUs granted	82,124	67,935
ROE PSU grant date fair value per share	$5.65	$6.83

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

	TSR PSUs Granted in:
	2020	2019
Closing stock price on date of grant	$5.65	$6.83
Beginning average stock price on date of grant (1)	$5.89	$6.90
Expected volatility (2)	20.93%	20.54%
Dividend yield (3)	0.00%	0.00%
Risk-free rate (4)	1.34%	1.73%

(1)	Based upon the 30 trading days prior to and including the date of grant.
(2)	Based upon the most recent three-year volatility as of the date of grant.
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

The vesting of the PSUs is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee. For Book Value PSU and TSR PSU awards granted during the three years ended December 31, 2020, the Compensation Committee established a three-year performance period.  The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of Book Value PSUs and TSR PSUs granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no Book Value PSUs or TSR PSUs are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Book Value PSUs and TSR PSUs granted are earned.  Upon settlement, vested Book Value PSUs and TSR PSUs are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For the ROE PSU awards, the Compensation Committee established a one-year performance period.  Any ROE PSUs earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE PSU grant date subject to continued employment under the terms of the award agreement.  If the threshold level of the annual performance goal is not achieved, no ROE PSUs are earned.

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

For the years ended December 31, 2020 and 2019, the Company recognized $369 and $552, respectively, of compensation expense related to PSU awards. As of December 31, 2020 and 2019, the Company had unrecognized compensation expense related to PSU awards of $665 and $1,808, respectively. The unrecognized compensation expense as of December 31, 2020 is expected to be recognized over a weighted average period of 1.83 years. For Book Value PSUs and TSR PSUs that had performance measurement periods ending during the years ended December 31, 2020 and 2019, none of the performance measures were met and therefore no Book Value PSUs or TSR PSUs were earned or vested during those periods. For the years ended December 31, 2020 and 2019, there were 76,152 and 89,895 ROE PSUs, respectively, including dividend equivalents, that were earned and converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE PSU grant date.

Employee Restricted Stock Awards

Compensation costs for restricted stock awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for changes in estimated, and ultimately actual, forfeitures.

The Company grants restricted common shares to employees that vest ratably over a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2018	243,376	$11.84	1.5
Granted	129,500	5.49	—
Conversion of ROE PSUs	89,895	10.31	—
Forfeitures	—	—	—
Vestitures	(150,809)	11.92	—
Share Balance as of December 31, 2019	311,962	8.73	1.4
Granted	300,000	2.79	—
Conversion of ROE PSUs	76,152	6.83	—
Forfeitures	—	—	—
Vestitures	(140,426)	9.98	—
Share Balance as of December 31, 2020	547,688	$4.89	1.5

For the years ended December 31, 2020 and 2019, the Company recognized $972 and $1,488, respectively, of compensation expense related to restricted stock awards. As of December 31, 2020 and 2019, the Company had unrecognized compensation expense related to restricted stock awards of $1,528 and $1,603, respectively. The unrecognized compensation expense as of December 31, 2020 is expected to be recognized over a weighted average period of 1.5 years. For the years ended December 31, 2020 and 2019, the intrinsic value of restricted stock awards that vested were $401 and $838, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2020 and 2019. As of December 31, 2020 and 2019, the Company had 9,155  vested shares of the undistributed restricted stock issued to the trust.

Employee Restricted Stock Units

In connection with the announcement in June 2019 that the Company’s Executive Chairman would retire on December 31, 2019 from all positions with the Company, including its Board of Directors, the Company and its Executive Chairman entered into a consulting agreement to provide consulting services through January 1, 2022.  Pursuant to the consulting agreement, the Company granted the Executive Chairman 87,847 RSUs with a grant date fair value of $6.83 per share.  The grant date fair value of the award was based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant.  The RSUs will vest equally on each of January 1, 2020, July 1, 2020, January 1, 2021, July 1, 2021 and January 1, 2022, subject to the individual’s continued employment through December 31, 2019 and providing consulting services through January 1, 2022.  Upon vesting, the RSUs are converted into shares of Class A common stock.  The RSUs do not have any voting rights, and no dividends are paid on outstanding RSUs. Instead, dividend equivalents are accrued on outstanding RSUs, deemed invested in shares of Class A common stock and are paid out in shares of Class A common stock on the vesting date.  For the years ended December 31, 2020 and 2019, the Company recognized $248 and $274, respectively, of compensation expense related to employee restricted stock units. As of December 31, 2020, the Company had 59,842 employee restricted stock units outstanding.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded under the Company’s 2014 Plan vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2014 Plan and 2011 Plan, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under prior long-term incentive plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of December 31, 2020, the Company had 317,787 non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	December 31,
	2020	2019
RSUs granted	110,495	57,970
Grant date fair value	$3.62	$6.90

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the years ended December 31, 2020 and 2019, the Company recognized $399 and $466, respectively, of director fees related to these RSUs. For the years ended December 31, 2020 and 2019, the intrinsic value of RSUs that were converted into shares of Class A common stock were $237 and $603, respectively.

Note 17. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

As of December 31, 2020 and 2019, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As described in Note 8 to the Company’s consolidated financial statements, as of December 31, 2020, the Company had consolidated for financial reporting purposes one securitization trust for which the Company determined that its investment provided the Company with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The Company was not required to consolidate for financial reporting purposes any other VIEs as of December 31, 2020, nor was it required to consolidate any VIEs as of December 31, 2019, as the Company did not have the power to direct the activities that most significantly impact the economic performance of such entities. As of December 31, 2020 and 2019, the Company had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.