Form 10-Q
period 2021-03-31
Arlington Asset Investment Corp.
filed 2021-05-10
CIK 1209028

```11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AAIC	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AAIC PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AAIC PrC	NYSE
6.625% Senior Notes due 2023	AIW	NYSE
6.75% Senior Notes due 2025	AIC	NYSE

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2021:

Title	Outstanding
Class A Common Stock	33,481,181 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$48,198	$28,796
Restricted cash of consolidated VIE	12,557	11,169
Interest receivable of consolidated VIE	309	545
Sold securities receivable	109,068	—
Agency mortgage-backed securities, at fair value	515,674	970,880
Mortgage credit securities, at fair value	16,405	26,660
Mortgage loans of consolidated VIE, at fair value	57,467	93,283
Mortgage loans, at fair value	44,914	45,000
MSR financing receivable, at fair value	36,005	9,346
Derivative assets, at fair value	2,280	258
Deposits	25,421	6,306
Other assets	15,046	20,146
Total assets	$883,344	$1,212,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$505,550	$655,212
Secured debt of consolidated VIE, at fair value	58,654	93,627
Interest payable of consolidated VIE	201	321
Derivative liabilities, at fair value	4,267	221
Purchased securities payable	—	139,013
Other liabilities	2,111	4,698
Long-term unsecured debt	73,074	73,027
Total liabilities	643,857	966,119
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 336,273 shares issued and outstanding (liquidation preference of $8,407)	7,933	7,933
Series C Preferred stock, $0.01 par value, 1,117,034 shares issued and outstanding (liquidation preference of $27,926)	27,356	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 33,481,181 and 33,517,018 shares issued and outstanding, respectively	335	335
Additional paid-in capital	2,040,898	2,040,918
Accumulated deficit	(1,837,035)	(1,830,272)
Total stockholders’ equity	239,487	246,270
Total liabilities and stockholders’ equity	$883,344	$1,212,389

	March 31, 2021	December 31, 2020
Assets and liabilities of consolidated VIE
Restricted cash	$12,557	$11,169
Interest receivable	309	545
Mortgage loans, at fair value	57,467	93,283
Secured debt, at fair value	(58,654)	(93,627)
Interest payable	(201)	(321)
Net investment in consolidated VIE	$11,478	$11,049

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income
Agency mortgage-backed securities	$2,784	$23,388
Mortgage credit securities	566	731
Loans	703	711
Mortgage loans of consolidated VIE	1,687	—
MSR financing receivable	358	—
Interest and other income	161	143
Total interest income	6,259	24,973
Interest expense
Short-term secured debt	488	14,592
Long-term unsecured debt	1,151	1,240
Secured debt of consolidated VIE	862	—
Total interest expense	2,501	15,832
Net interest income	3,758	9,141
Investment (loss) gain, net
(Loss) gain on mortgage investments, net	(21,665)	3,094
Gain (loss) from derivative instruments, net	14,545	(102,600)
Other, net	357	(562)
Total investment (loss) gain, net	(6,763)	(100,068)
General and administrative expenses
Compensation and benefits	1,395	1,858
Other general and administrative expenses	1,242	1,385
Total general and administrative expenses	2,637	3,243
Loss before income taxes	(5,642)	(94,170)
Income tax provision	398	—
Net loss	(6,040)	(94,170)
Dividend on preferred stock	(723)	(774)
Net loss attributable to common stock	$(6,763)	$(94,944)
Basic loss per common share	$(0.20)	$(2.59)
Diluted loss per common share	$(0.20)	$(2.59)
Weighted-average common shares outstanding (in thousands)
Basic	33,181	36,711
Diluted	33,181	36,711

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248
Net loss	—	—	—	—	—	—	—	(94,170)	(94,170)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	60,374	—	62	—	62
Stock-based compensation	—	—	—	—	—	—	393	—	393
Other	—	(6)	—	(10)	—	—	(6)	—	(22)
Dividends declared	—	—	—	—	—	—	—	(702)	(702)
Balances, March 31, 2020	354,039	$8,264	1,200,000	$28,934	36,815,761	$368	$2,049,741	$(1,854,498)	$232,809

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270
Net loss	—	—	—	—	—	—	—	(6,040)	(6,040)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	101,818	1	(1)	—	—
Repurchase of Class A common stock	—	—	—	—	(137,655)	(1)	(522)	—	(523)
Stock-based compensation	—	—	—	—	—	—	503	—	503
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, March 31, 2021	336,273	$7,933	1,117,034	$27,356	33,481,181	$335	$2,040,898	$(1,837,035)	$239,487

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,040)	$(94,170)
Adjustments to reconcile net loss to net cash provided by operating activities
Total investment loss, net	6,763	100,068
Net (discount) premium (accretion) amortization	(357)	4,587
Other	564	521
Changes in operating assets
Interest receivable	510	4,536
Other assets	(90)	(86)
Changes in operating liabilities
Interest payable and other liabilities	1,091	(3,282)
Accrued compensation and benefits	(1,754)	(2,794)
Net cash provided by operating activities	687	9,380
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(354,417)	(149,781)
Purchases of mortgage credit securities	—	(49,353)
Purchases of MSR financing receivables	(21,279)	—
Proceeds from sales of agency mortgage-backed securities	517,200	1,762,433
Proceeds from sales of mortgage credit securities	11,978	30,054
Receipt of principal payments on agency mortgage-backed securities	14,305	121,715
Receipt of principal payments on mortgage credit securities	—	1
Receipt of principal payments on loans	85	—
Receipt of principal payments on mortgage loans of consolidated VIE	36,529	—
Payments for derivatives and deposits, net	(2,543)	(100,818)
Other	4,154	—
Net cash provided by investing activities	206,012	1,614,251
Cash flows from financing activities:
Repayments of repurchase agreements, net	(149,662)	(1,544,771)
Repayments of secured debt of consolidated VIE, net	(34,994)	—
Repurchase of common stock	(523)	—
Repurchase of long-term unsecured debt	(7)	—
Dividends paid	(723)	(9,098)
Other	—	(22)
Net cash used in financing activities	(185,909)	(1,553,891)
Net increase in cash, cash equivalents and restricted cash	20,790	69,740
Cash, cash equivalents and restricted cash, beginning of period	39,965	19,636
Cash, cash equivalents and restricted cash, end of period	$60,755	$89,376
Supplemental cash flow information:
Cash payments for interest	$2,434	$19,243
Cash payments for taxes	$—	$—

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

The Company’s agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  The Company’s mortgage credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”).  The principal and interest of the Company’s mortgage credit investments are not guaranteed by a GSE or a U.S government agency.  The Company’s MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.

Arlington Asset is a Virginia corporation. The Company is internally managed and does not have an external investment advisor.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, the Company is required to distribute annually 90% of its REIT taxable income (subject to certain adjustments). So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income that it distributes to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2021 and December 31, 2020, approximately 99% of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

A revised effective interest rate is calculated and applied prospectively such that the positive change in cash flows will be recognized as incremental interest income over the remaining life of the investment.

The amount of periodic interest income recognized over the remaining life of the investment will be reduced accordingly. Generally, the investment’s effective interest rate is reduced accordingly and applied on a prospective basis.  However, if the revised effective interest rate is negative, the investment’s existing effective interest rate is retained while the reference amount to which the existing effective interest rate will be prospectively applied is reduced to the present value of cash flows expected to be collected, discounted at the investment’s existing effective interest rate.

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

Investments in mortgage credit securities, subsequent measurement

Loans held for investment, subsequent measurement

Investments in MSR financing receivables, subsequent measurement

Consolidation of variable interest entities

Borrowings

Note 4 Note 5 Note 6 Note 7 Note 8
To-be-announced agency MBS transactions, including “dollar rolls”	Note 9
Derivative instruments	Note 9
Balance sheet offsetting	Note 10
Fair value measurements Income taxes	Note 11 Note 12

Refer to the Company’s 2020 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

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
Recently Issued Accounting Guidance Not Yet Adopted
ASU Nos. 2020-04 and 2021-01, Reference Rate Reform (Topic 848)

The amendments in these updates provide optional practical expedients and exceptions for applying GAAP to the modification of receivables, debt or lease contracts as well as cash flow and fair value hedge accounting relationships that reference a rate, such as the London Interbank Offered Rate (“LIBOR”), that is expected to be discontinued because of reference rate reform.

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of March 31, 2021 and December 31, 2020, the fair value of the Company’s investments in agency MBS was $515,674 and $970,880, respectively. As of March 31, 2021, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended March 31,
	2021	2020
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(19,035)	$12,127
Agency MBS sold during the period	(10,180)	11,391
Total	$(29,215)	$23,518

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 9. Derivative Instruments” for further information about dollar rolls.

Note 4. Investments in Mortgage Credit Securities

The Company has elected to classify its investments in mortgage credit securities as trading securities.  Accordingly, the Company’s investments in mortgage credit securities are reported in the accompanying consolidated balance sheets at fair value.  As of March 31, 2021 and December 31, 2020, the fair value of the Company’s investments in mortgage credit securities was $16,405 and $26,660, respectively.  As of March 31, 2021, the Company’s investments in mortgage credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans or smaller balance commercial mortgage loans.

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

	Three Months Ended March 31,
	2021	2020
Net gains (losses) recognized in earnings for:
Mortgage credit securities still held at period end	$551	$(15,618)
Mortgage credit securities sold during the period	840	(4,420)
Total	$1,391	$(20,038)

Note 5. Loans Held for Investment

As of March 31, 2021 and December 31, 2020, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $44,914 and $45,000, respectively.  The loan bears interest at a floating note rate equal to one-month LIBOR plus 4.25% with a LIBOR floor of 2.00%.  The maturity date of the loan is December 31, 2021 with a one-year extension available at the option of the borrower.  The loan has an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity.

The Company has elected to account for its loan held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of March 31, 2021 and December 31, 2020, the Company’s investment was $44,914 and $45,000, respectively, at fair value.  The Company recognizes interest income on its loan investment based upon the contractual note rate of the loan.

Note 6. Investments in MSR Financing Receivables

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

Under GAAP, the Company accounts for transactions executed under its arrangement as financing transactions and reflects the associated financing receivables in the line item “MSR financing receivables” on its consolidated balance sheets.  The Company has elected to account for its MSR financing receivables at fair value with changes in fair value that are not attributed to interest income recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As described in further detail in “Note 2. Summary of Significant Accounting Policies,” the Company recognizes interest income for MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

As of March 31, 2021 and December 31, 2020, the fair value of the Company’s investments in MSR financing receivables was $36,005 and $9,346, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables:

MSR Financing Receivables, at Fair Value
Balance as of December 31, 2020	$9,346
Capital investments	20,344
Accretion of interest income	358
Changes in fair value due to:
Amortization of underlying MSRs	(1,276)
Changes in valuation inputs and assumptions	7,233
Balance as of March 31, 2021	$36,005

Note 7. Consolidation of Variable Interest Entities

The vehicles that issue the Company’s investments in securitized mortgage assets are considered VIEs. The Company is required to consolidate any VIE in which it holds a variable interest if it determines that it holds a controlling financial interest in the VIE and is, therefore, determined to be the primary beneficiary of the VIE.  The Company is determined to be the primary beneficiary of a VIE in which it holds a variable interest if it both (i) holds the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The economic performance of the trusts that issue the Company’s investments in securitized mortgage assets is most significantly impacted by the performance of the mortgage loans that are held by the trusts.  The party that is determined to have the most power to direct the loss mitigation actions that are taken with respect to delinquent or otherwise troubled mortgage loans held by the trust is, therefore, deemed to hold the most power to direct the activities that most significantly impact the trust’s economic performance.  As a passive investor, the Company does not have the power to direct the loss mitigation activities of most of the trusts that have issued its securitized mortgage assets.

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

	March 31, 2021	December 31, 2020
Restricted cash of consolidated VIE (1)	$12,557	$11,169
Mortgage loans of consolidated VIE, at fair value	57,467	93,283
Interest receivable of consolidated VIE	309	545
Secured debt of consolidated VIE, at fair value	(58,654)	(93,627)
Interest payable of consolidated VIE	(201)	(321)
Investment in consolidated VIE	$11,478	$11,049

(1)	Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE in the month following collection.

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $59,519 and $58,838, respectively, as of March 31, 2021.  The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer.  As of March 31, 2021, the weighted average net note rate to which the VIE was entitled and the weighted average coupon rate of the debt obligations of the consolidated VIE were 6.03% and 4.01%, respectively.  The debt of the consolidated VIE has recourse solely to the assets of the VIE; it has no recourse to the general credit of the Company.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”).  Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis.  Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan.  The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month.  As of March 31, 2021, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $6,352.

The Company has elected to account for the mortgage loans and debt of the consolidated VIE at fair value with changes in fair value that are not attributed to interest income or interest expense, respectively, recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.

As described in further detail in “Note 2. Summary of Significant Accounting Policies,” the Company recognizes interest income for the mortgage loans of the consolidated VIE by applying the “interest method” permitted by GAAP, whereby the discount recognized at the initial recognition of each loan is accreted as an adjustment to contractual interest income accrued at the loan’s stated interest rate. The Company ceases the accrual of interest income for a mortgage loan (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  Upon placing a loan in non-accrual status, any previously accrued but uncollected interest is derecognized and a corresponding reduction to current period interest income is recorded.  The following table presents information about the accrual status of the mortgage loans of the consolidated VIE as of March 31, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$50,957	$52,777	$(1,820)
90 days or more past due and in non-accrual status	6,510	6,742	(232)
Total mortgage loans of consolidated VIE	$57,467	$59,519	$(2,052)

Note 8. Borrowings

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

As of March 31, 2021 and December 31, 2020, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2021	December 31, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$474,050	$623,712
Agency MBS collateral, at fair value (1)	491,811	656,154
Net amount (2)	17,761	32,442
Weighted-average rate	0.15%	0.21%
Weighted-average term to maturity	14.0 days	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500	$31,500
Mortgage loans collateral, at fair value	44,914	45,000
Net amount (2)	13,414	13,500
Weighted-average rate	3.00%	3.00%
Weighted-average term to maturity	225.0 days	315.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$505,550	$655,212
Mortgage investments collateral, at fair value	536,725	701,154
Net amount (2)	31,175	45,942
Weighted-average rate	0.33%	0.34%
Weighted-average term to maturity	27.1 days	28.5 days

(1)

As of March 31, 2021, includes $85,002 at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Weighted-average outstanding balance during the three months ended	$553,842	$3,162,340
Weighted-average rate during the three months ended	0.35%	1.83%

Long-Term Unsecured Debt

As of March 31, 2021 and December 31, 2020, the Company had $73,074 and $73,027, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $678 and $732, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	March 31, 2021			December 31, 2020
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$34,931	$23,821	$15,000	$34,931	$23,828	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	2.99%	6.75%	6.625%	2.99%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

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

During the three months ended March 31, 2021, the Company repurchased $7 in principal balance of Senior Notes due 2023 for a purchase price of $7. There were no repurchases of outstanding long-term unsecured debentures during the three months ended March 31, 2020.

Note 9. Derivative Instruments

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$1,091	$—	$—	$(147)
Options on 10-year U.S. Treasury note futures	1	—	—	—
TBA commitments	1,188	(4,267)	258	(74)
Total	$2,280	$(4,267)	$258	$(221)

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

The following table presents information about the Company’s interest rate swap agreements that were in effect as of March 31, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$200,000	0.10%	0.11%	0.01%	2.6	$132
3 to less than 7 years	75,000	0.89%	0.14%	(0.75)%	6.8	134
7 to less than 10 years	400,000	1.27%	0.21%	(1.06)%	9.8	825
Total / weighted-average	$675,000	0.88%	0.17%	(0.71)%	7.3	$1,091

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$200,000	0.10%	0.06%	(0.04)%	2.9	$(40)
3 to less than 10 years	75,000	0.74%	0.22%	(0.52)%	9.5	(107)
Total / weighted-average	$275,000	0.28%	0.10%	(0.18)%	4.7	$(147)

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

As of March 31, 2021 and December 31, 2020, the Company had no U.S. Treasury note futures.

Options on U.S. Treasury Note Futures

The Company may purchase or sell exchange-traded options on U.S. Treasury note futures contracts with the objective of economically hedging a portion of the sensitivity of its investments in agency MBS to significant changes in interest rates. The Company may purchase put or call options which provide the Company with the right to sell to counterparty or purchase from a counterparty U.S. Treasury note futures, and the Company may also write put or call options that provide a counterparty with the option to sell to the Company or buy from the Company U.S. Treasury note futures. The options may be exercised at any time prior to their expiry, and if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts.

Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of March 31, 2021 is as follows:

	Notional Amount	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased call options:
April 2021 expiration	$65,200	137.8	0.90%	$1

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

As of December 31, 2020, the Company had no outstanding options on U.S. Treasury note futures contracts.

TBA Commitments

The following table presents information about the Company’s TBA commitments as of the date indicated:

	March 31, 2021
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$140,000	$137,238	$134,914	$(2,324)
1.5% 30-year MBS sale commitments	(140,000)	(134,675)	(134,914)	(239)
2.0% 30-year MBS purchase commitments	200,000	200,844	199,258	(1,586)
2.0% 30-year MBS sale commitments	(100,000)	(100,742)	(99,672)	1,070
Total TBA commitments, net	$100,000	$102,665	$99,586	$(3,079)

	December 31, 2020
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$50,000	$50,281	$50,539	$258
1.5% 30-year MBS sale commitments	(50,000)	(50,465)	(50,539)	(74)
Total TBA commitments, net	$—	$(184)	$—	$184

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2021	2020
Interest rate derivatives:
Interest rate swaps:
Net interest (expense) income (1)	$(710)	$592
Unrealized gains, net	21,065	5,945
Losses realized upon early termination, net	(13)	(109,924)
Total interest rate swap gains (losses), net	20,342	(103,387)
U.S. Treasury note futures, net	2,619	(3,071)
Options on U.S. Treasury note futures, net	(20)	—
Total interest rate derivative gains (losses), net	22,941	(106,458)
TBA commitments:
TBA dollar roll income (2)	836	105
Other (losses) gains on TBA commitments, net	(9,232)	4,793
Total (losses) gains on TBA commitments, net	(8,396)	4,898
Other derivatives	—	(1,040)
Total derivative gains (losses), net	$14,545	$(102,600)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$450,000	$—	$(50,000)	$675,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	375,100	(200,000)	(175,100)	—
Purchased call options on 10-year U.S. Treasury note futures	—	65,200	—	—	65,200
TBA purchase (sale) commitments, net	—	915,000	(815,000)	—	100,000

	For the Three Months Ended March 31, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$—	$(100,000)	$(2,285,000)	$600,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
TBA purchase (sale) commitments, net	—	100,000	(100,000)	—	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	March 31, 2021	December 31, 2020
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$22,605	$6,306
Unsettled MBS trades and TBA commitments, net	2,816	—
Total cash collateral posted, net	$25,421	$6,306

Note 10. Offsetting of Financial Assets and Liabilities

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of March 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$1,091	$—	$1,091	$—	$—	$1,091
Options on 10-year U.S. Treasury note futures	1	—	1	—	—	1
TBA commitments	1,188	—	1,188	(1,188)	—	—
Total derivative instruments	2,280	—	2,280	(1,188)	—	1,092
Total assets	$2,280	$—	$2,280	$(1,188)	$—	$1,092
Liabilities:
Derivative instruments:
TBA commitments	4,267	—	4,267	(1,188)	(2,816)	263
Total derivative instruments	4,267	—	4,267	(1,188)	(2,816)	263
Repurchase agreements	505,550	—	505,550	(505,550)	—	—
Total liabilities	$509,817	$—	$509,817	$(506,738)	$(2,816)	$263

	As of December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$258	$—	$258	$(74)	$—	$184
Total derivative instruments	258	—	258	(74)	—	184
Total assets	$258	$—	$258	$(74)	$—	$184
Liabilities:
Derivative instruments:
Interest rate swaps	$147	$—	$147	$—	$(147)	$—
TBA commitments	74	—	74	(74)	—	—
Total derivative instruments	221	—	221	(74)	(147)	—
Repurchase agreements	655,212	—	655,212	(655,212)	—	—
Total liabilities	$655,433	$—	$655,433	$(655,286)	$(147)	$—

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

Note 11. Fair Value Measurements

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

Mortgage credit securities - The Company’s investments in commercial MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in commercial MBS include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for securities with similar characteristics. The Company reviews the third-party fair value estimates and performs procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as an internally derived discounted future cash flow measurement.

The Company’s non-agency MBS investment secured by a pool of business-purpose residential mortgage loans is classified within Level 3 of the fair value hierarchy.  To measure the fair value of this investment, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant unobservable inputs to the fair value measurement of the Company’s non-agency MBS secured by business-purpose residential mortgage loans as of the periods indicated:

	March 31, 2021	December 31, 2020
Annualized default rate	12.0%	12.0%
Loss-given-default	32.5%	40.0%
Discount rate	13.9%	13.9%

Loans – The Company’s mortgage loan investment is classified within Level 3 of the fair value hierarchy.  To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default, remaining life of the loan and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of March 31, 2021, the estimated probability of default, remaining life and discount rate for the Company’s mortgage loan investment were 0%, 0.8 year and 6.3%, respectively.  As of December 31, 2020, the estimated probability of default, remaining life and discount rate for the Company’s mortgage loan investment were 0%, 1.0 year and 6.3%, respectively.

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

The subordinate debt obligation and the mortgage loans of the consolidated VIE are classified within Level 3 of the fair value hierarchy.  To measure the fair value of the subordinate debt obligation of the consolidated VIE, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant unobservable inputs to the fair value measurement of the subordinate debt obligation as of the periods indicated:

	March 31, 2021	December 31, 2020
Annualized default rate	15.0%	20.0%
Loss-given-default	30.0%	40.0%
Discount rate	13.9%	13.9%

MSR financing receivables – The Company’s MSR financing receivables are classified within Level 3 of the fair value hierarchy.  The Company uses a nationally recognized, independent third-party mortgage analytics and valuation firm to estimate the fair value of the underlying MSRs from which the Company’s MSR financing receivables primarily derive their value. The third-party valuation firm estimates the fair value of the underlying MSRs using a discounted cash flow analysis using their proprietary prepayment models and market analysis.  The Company corroborates the third-party valuation firm’s estimate of the fair value of the underlying MSRs and evaluates the estimate for reasonableness.  The significant unobservable inputs to the fair value measurement of the underlying MSRs include the following:

•	the discount rate, which represents a market participant’s current required rate of return for similar MSRs;
•	expected rates of prepayment within the serviced pools of mortgage loans;
•	the expected “recapture rate,” which represents the percentage of loans voluntarily prepaid-in-full that are expected to be refinanced by the servicer or subservicer; and
•	annual per-loan cost of servicing.

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of March 31, 2021:

March 31, 2021
Discount rate	9.5%
Annualized prepayment rate	10.5%
Recapture rate	10.0%
Annual per-loan cost of servicing (current loans)	$65.00

Pursuant to the Company’s MSR financing arrangement, upon the consummation of a three-year performance period ending December 31, 2023, the Company’s mortgage servicer counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return.  Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty based upon the current fair value of the underlying MSRs.  As of March 31, 2021, the present value of the expected incentive fee payment reflected in fair value of the Company’s MSR financing receivables was $1,118.

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

Other

Long-term unsecured debt - As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s long-term unsecured debt was $73,074 and $73,027, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $71,431 and $69,904 as of March 31, 2021 and December 31, 2020, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of March 31, 2021 and December 31, 2020, the Company had investments in equity securities of publicly-traded companies at fair value of $5,995 and $10,821, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets.  Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of March 31, 2021 and December 31, 2020, the Company had investments in equity securities and investment funds measured at fair value of $6,796 and $6,869, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of March 31, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. As of December 31, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$515,674	$—	$515,674	$—
Mortgage credit securities	16,405	—	3,873	12,532
Mortgage loans of consolidated VIE	57,467	—	—	57,467
Loans	44,914	—	—	44,914
MSR financing receivable	36,005	—	—	36,005
Derivative assets	2,280	1	2,279	—
Other assets	12,791	5,995	—	6,796
Financial liabilities:
Secured debt of consolidated VIE	58,654	—	58,043	611
Derivative liabilities	4,267	—	4,267	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$970,880	$—	$970,880	$—
Mortgage credit securities	26,660	—	14,730	11,930
Mortgage loans of consolidated VIE	93,283	—	—	93,283
Loans	45,000	—	—	45,000
MSR financing receivable	9,346	—	—	9,346
Derivative assets	258	—	258	—
Other assets	17,690	10,821	—	6,869
Financial liabilities:
Secured debt of consolidated VIE	93,627	—	93,051	576
Derivative liabilities	221	—	221	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$166,428	$51,398
Net gain (loss) included in "Investment gain (loss), net"	6,318	(3,609)
Purchases	20,344	11,995
Sales	—	—
Payments, net	(36,776)	(410)
Accretion of discount	1,400	218
Ending balance	$157,714	$59,592
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$6,318	$(3,609)

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$576	$—
Net gain (loss) included in "Investment gain (loss), net"	(39)	—
Accretion of discount	74	—
Ending balance	$611	$—
Net unrealized gains (losses) included in earnings for the period for Level 3 liabilities still held at the reporting date	$(39)	$—

Note 12. Income Taxes

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

As of March 31, 2021, the Company had estimated net operating loss (“NOL”) carryforwards of $151,167 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $136,579 have no expiration period. As of March 31, 2021, the Company had estimated net capital loss (“NCL”) carryforwards of $180,948 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023.

The Company and subsidiaries have made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”).  In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business.  As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three months ended March 31, 2021, we recognized a provision for income taxes of $398 on the net income of our TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of March 31, 2021 and December 31, 2020, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.  If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 13. Earnings (Loss) Per Share

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

	Three Months Ended March 31,
(Shares in thousands)	2021	2020
Basic weighted-average common shares outstanding	33,181	36,711
Performance share units, unvested restricted stock units, and unvested restricted stock	—	—
Diluted weighted-average common shares outstanding	33,181	36,711
Net loss attributable to common stock	$(6,763)	$(94,944)
Basic loss per common share	$(0.20)	$(2.59)
Diluted loss per common share	$(0.20)	$(2.59)

 The diluted loss per share for the three months ended March 31, 2021 and 2020 did not include the antidilutive effect of 263 and 106 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 14. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of March 31, 2021 and December 31, 2020, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the quarter ended March 31, 2021 and the year ended December 31, 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no issuances of common stock under the common equity distribution agreements.

As of March 31, 2021, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company repurchased 137,655 and 3,662,566 shares of Class A common stock for a total purchase price of $523 and $10,377, respectively.   As of March 31, 2021, there remain available for repurchase 16,094,994 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock to date in 2021.

There were no shares of Series B Preferred Stock repurchased by the Company during the three months ended March 31, 2021. During the year ended December 31, 2020, the Company repurchased 17,766 shares of Series B Preferred Stock for a total purchase price of $299.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series C Preferred Stock to date in 2021.

There were no shares of Series C Preferred Stock repurchased by the Company during the three months ended March 31, 2021. During the year ended December 31, 2020, the Company repurchased 82,966 shares of Series C Preferred Stock for a total purchase price of $1,578.

Preferred Equity Distribution Agreements

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

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. As of March 31, 2021, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a GSE, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”). Our mortgage credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”).  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or a U.S government agency. Our MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.

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

We are internally managed and do not have an external investment advisor.

Factors that Affect our Results of Operations and Financial Condition

Our business is materially affected by a variety of industry and economic factors, including:

•	conditions in the global financial markets and economic conditions generally;
•	the impacts of the coronavirus (“COVID-19”) pandemic;
•	changes in interest rates and prepayment rates;
•	conditions in the real estate and mortgage markets;
•	actions taken by the U.S. government, U.S. Federal Reserve, the U.S. Treasury and foreign central banks;
•	changes in laws and regulations and industry practices; and
•	other market developments.

Current Market Conditions and Trends

During the first quarter of 2021, risk asset prices and bond yields rose amid a progressing global economic recovery, the approval of a $1.9 billion U.S. fiscal stimulus package, a broader rollout of COVID-19 vaccines, and expectations of an eventual full economic reopening.

The 10-year U.S. Treasury rate increased 83 basis points during the first quarter to 1.74% as of March 31, 2021.  The U.S. Treasury curve steepened during the first quarter as the spread between the 2-year and 10-year U.S. Treasury rate widened 79 basis points resulting in a spread of 158 basis points as of March 31, 2021.

At its March 17, 2021 meeting, the Federal Open Market Committee (“FOMC”) stated that it expects to continue to maintain an accommodative monetary policy stance and will keep its target range for the federal funds rate at 0% to 0.25%.  In addition, the FOMC reaffirmed that it will continue with its asset purchase program to help foster smooth market functioning and accommodative financial conditions by continuing to increase its holdings of Treasury securities by at least $80 billion per month and agency MBS by at least $40 billion per month.

Prepayment speeds in the fixed-rate residential mortgage market increased during the first quarter of 2021 in response to the decrease in mortgage rates to historically low levels in 2020. However, the rise in the 10-year U.S. Treasury rate during the first quarter of 2021 has led to a corresponding increase in mortgage rates.  Looking forward, market expectations are that historically low interest rates will keep prepayment speeds elevated in the near term although they could begin to moderate with the recent increase in mortgage rates. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, declined slightly during the first quarter of 2021 as a result of the increase in long-term interest rates and reflecting a moderation of prepayment expectations.

Housing prices have strengthened significantly, as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting an 11.2% annual gain in January 2021 with the annual gain the highest recorded in nearly 15 years. The strong gains in housing continue to be driven by low mortgage rates and low supply of homes for sale as well as the impact of the COVID-19 pandemic increasing the number of potential home buyers moving from urban apartments to suburban homes.

The following table presents certain key market data as of the dates indicated:

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	Change - First Quarter 2021

30-Year FNMA Fixed Rate MBS (1)
2.0%	NM	$102.32	$103.39	$103.95	$99.67	$(4.28)
2.5%	103.55	104.23	104.89	105.45	102.51	(2.94)
3.0%	104.86	105.30	104.77	104.80	104.13	(0.67)
3.5%	105.80	105.17	105.48	105.73	105.61	(0.12)
4.0%	106.77	105.95	106.64	106.80	107.32	0.52
4.5%	107.64	107.45	108.17	108.39	108.87	0.48

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	108 bps	93 bps	69 bps	42 bps	26 bps	-16 bps
CMBS 2.0/3.0 BBB- vs. Swap Curve	1,100 bps	735 bps	500 bps	475 bps	390 bps	-85 bps

U.S. Treasury Rates (UST)
2-year UST	0.25%	0.15%	0.13%	0.12%	0.16%	4 bps
5-year UST	0.38%	0.29%	0.28%	0.36%	0.94%	58 bps
10-year UST	0.67%	0.66%	0.68%	0.91%	1.74%	83 bps
2-year UST to 10-year UST spread	42 bps	51 bps	55 bps	79 bps	158 bps	79 bps

Interest Rate Swap Rates
2-year swap	0.49%	0.23%	0.22%	0.20%	0.29%	9 bps
5-year swap	0.52%	0.33%	0.35%	0.43%	1.06%	63 bps
10-year swap	0.72%	0.64%	0.71%	0.93%	1.78%	85 bps
2-year swap to 2-year UST spread	24 bps	8 bps	9 bps	8 bps	13 bps	5 bps
10-year swap to 10-year UST spread	5 bps	-2 bps	3 bps	2 bps	4 bps	2 bps

London Interbank Offered Rates (LIBOR)
1-month LIBOR	0.99%	0.16%	0.15%	0.14%	0.11%	-3 bps
3-month LIBOR	1.45%	0.30%	0.23%	0.24%	0.19%	-5 bps
SOFR	0.08%	0.09%	0.09%	0.07%	0.01%	-6 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

LIBOR Transition

The ICE Benchmark Administration Limited (“IBA”) is a benchmark administrator that is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) to administer the publication of LIBOR.  On July 27, 2017, the FCA announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  On November 30, 2020, the IBA announced that it intends to consult on its intention to cease publication of one-week and two-month LIBOR after December 31, 2021 and cease publication of overnight, one-month, three-month, six-month and twelve-month LIBOR after June 30, 2023. The consultation results have not yet been published, but it is unlikely that any setting of LIBOR will continue beyond June 2023. The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for U.S. dollar LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as the rate that represents the best replacement for U.S. dollar LIBOR in most U.S. dollar derivatives and other financial contracts. In April 2018, the Federal Reserve Bank of New York began publishing SOFR rates. The ARRC also published its transition plan with specific steps and timelines designed to encourage the adoption of SOFR. The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated.

On March 5, 2021, the FCA announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and LIBOR reflects term rates at different maturities while SOFR is an overnight rate. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are either higher or lower than if LIBOR were available in its current form, which could have a material adverse effect on our results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us.  It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

We are party to various financial instruments which include LIBOR as a reference rate. As of March 31, 2021, these financial instruments include interest rate swap agreements, a mortgage loan investment, and preferred stock and unsecured notes issued by the Company.

As of March 31, 2021, we had $475 million notional amount of interest rate swaps outstanding that expire after 2021 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”). The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not designed to cover a permanent discontinuation of LIBOR. Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations. Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements. ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR. It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR. It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions. However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of March 31, 2021, we had a mortgage loan investment with a principal balance outstanding of $44.9 million that bears interest at one-month LIBOR plus a spread of 4.25% with a LIBOR floor of 2.00%. The loan matures on December 30, 2021 with a one-year extension available at the option of the borrower. Under the terms of the loan agreement, if the administrative agent of the loan determines that LIBOR cannot be determined and LIBOR has been succeeded by an alternative floating rate index (i) that is commonly accepted by market participants as an alternative to LIBOR as determined by the administrative agent, (ii) that is publicly recognized by ISDA as an alternative to LIBOR, and (iii) for which ISDA has approved an amendment to hedge agreements generally providing such floating rate index as a standard alternative to LIBOR, then the administrative agent would use such alternative floating rate index as the fallback rate. If the administrative agent determines that no alternative rate index is available, then the fallback interest rate would be based on the prime rate plus an applicable spread.

As of March 31, 2021, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of March 31, 2021, we had 1,117,034 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $27.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. Notwithstanding the preceding section of this paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect LIBOR to be available in substantially its current form until the end of 2021, and likely based on IBA's announced consultation through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that LIBOR will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for, or value of, any securities, loans, derivatives and other financial obligations on which the interest or dividend is determined by reference to LIBOR, which could negatively impact our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

On January 20, 2021, President Biden signed an executive order to extend foreclosure moratoriums to at least March 31, 2021 for all federally-backed residential mortgages, and on February 9, 2021, the FHFA announced that Fannie Mae and Freddie Mac were extending foreclosure moratoriums until March 31, 2021 for mortgages guaranteed by Fannie Mae and Freddie Mac.  On February 16,

2021, President Biden signed another executive order to further extend foreclosure moratoriums through June 30, 2021 for all federally-backed residential mortgages. In addition, the executive order extended the mortgage payment forbearance enrollment window until June 30, 2021 for borrowers of federally-backed residential mortgages who wish to request forbearance and provides up to six months of additional mortgage payment forbearance, in the three-month increments, for borrowers who entered forbearance on or before June 30, 2020.  On February 25, 2021, the FHFA announced that Fannie Mae and Freddie Mac also extended their foreclosure and forbearance periods to align with the federal government’s new periods.  On March 11, 2021, President Biden signed the $1.9 trillion American Rescue Plan Act of 2021 into law. This stimulus program furthered the federal government’s efforts to stabilize the economy and provide assistance to sectors of the population still suffering from the various physical and economic effects of the pandemic.

On September 4, 2020, the Centers for Disease Control and Prevention (“CDC”) issued a federal eviction moratorium that temporarily halted residential evictions of qualifying tenants for nonpayment of rent during the period from September 4, 2020 to December 31, 2020. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law, which is an Omnibus spending bill that included a second COVID-19 stimulus bill (the “Second Stimulus”). In addition to providing stimulus checks for individuals and families, the Second Stimulus provides for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the pandemic, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus provided an additional $25 billion in tax-free rental assistance and an executive order by President Biden extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021.  On April 13, 2021, the CDC issued a temporary eviction moratorium that extended eviction moratorium through June 30, 2021.

The CDC order will likely prevent some mortgagors from evicting certain tenants who are not current on their monthly payments of rent and who qualify for relief under the CDC order, which may present a greater risk that the mortgagor will stop making monthly mortgage loan payments. The CDC order by its terms does not preempt or preclude state and local jurisdictions from more expansive orders currently in place or from imposing additional or more restrictive requirements than the CDC order to provide greater public health protection and, across the country, similar moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by COVID-19. The CDC’s moratorium and any other similar state moratoriums or bans could adversely impact the cash flow on mortgage loans

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Portfolio Overview

Due in part to conditions created by the COVID-19 pandemic, during the year ended December 31, 2020 and continuing into the three months ended March 31, 2021, we took strategic actions to reduce our risk by lowering our leverage and increasing our liquidity position.  We reduced our “at risk” leverage ratio to 1.4 to 1 as of March 31, 2021 by selling mortgage investments and reducing our repo borrowings. In order to preserve liquidity, our Board of Directors did not declare a dividend on our common stock during the first quarter of 2021.  As of March 31, 2021, our liquid assets totaled $181.6 million consisting of cash and cash equivalents of $48.2 million and unencumbered agency MBS of $133.4 million at fair value. With our increased amount of available liquidity, we intend to identify, evaluate and potentially invest in new attractive investment opportunities that may be created in the current economic environment.

The following table summarizes our mortgage investment portfolio at fair value as of March 31, 2021 (dollars in thousands):

	March 31, 2021
	Assets	Capital Allocation (1)	Capital Allocation (%)	Leverage (2)
Agency MBS and net long TBA commitments (3)	$615,260	$235,258	75%	1.8
Mortgage credit investments
Commercial mortgage loan	44,914	13,414	4%	2.3
Business purpose loan residential MBS (4)	22,163	22,163	7%	—
Small balance commercial MBS	3,873	3,873	1%	—
Other	1,847	1,847	1%	—
Total mortgage credit investments	72,797	41,297	13%	0.8
MSR financing receivable	36,005	36,005	12%	—
Total mortgage investments	$724,062	$312,560	100%	1.4

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities and net contractual forward purchase price of our TBA commitments less our cash and cash equivalents compared to our investable capital.

(3)

Includes our investment in net long TBA commitments totaling $99,586.  In accordance with GAAP, our TBA forward purchase and sale commitments are reflected on the consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value” with a collective net liability carrying value of $3,079.

(4)	Includes our net investment of $11,478 in a VIE with gross assets and liabilities of $70,333 and $58,855, respectively, that is consolidated for GAAP financial reporting purposes.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of March 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.0%	$253,517	$10,779	$264,296	$(10,565)	$253,731	$100.08	2.00%	8.4
2.5%	253,377	14,089	267,466	(5,537)	261,929	103.38	2.50%	7.2
5.5%	12	—	12	2	14	116.07	5.50%	5.0
Total/weighted-average	$506,906	$24,868	$531,774	$(16,100)	$515,674	$101.73	2.25%	7.8

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$328,677	$16,697	$345,374	$(10,652)	$334,722	$101.84	2.28%	8.0
Freddie Mac	178,229	8,171	186,400	(5,448)	180,952	101.53	2.20%	7.6
Total/weighted-average	$506,906	$24,868	$531,774	$(16,100)	$515,674	$101.73	2.25%	7.8

The annualized prepayment rate for our agency MBS was 5.26% for the three months ended March 31, 2021. As of March 31, 2021, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 69% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.94% as of March 31, 2021.

Our agency MBS portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments. Information about our net long TBA positions as of March 31, 2021 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
1.5% 30-year MBS purchase commitments	$140,000	$137,238	$134,914	$(2,324)
1.5% 30-year MBS sale commitments	(140,000)	(134,675)	(134,914)	(239)
2.0% 30-year MBS purchase commitments	200,000	200,844	199,258	(1,586)
2.0% 30-year MBS sale commitments	(100,000)	(100,742)	(99,672)	1,070
Total net long agency TBA dollar roll positions	$100,000	$102,665	$99,586	$(3,079)

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.

(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Mortgage Credit Investment Portfolio

As of March 31, 2021, our mortgage credit investment portfolio was primarily comprised of a $44.9 million commercial mortgage loan secured by a first lien position in healthcare facilities and $26.0 million in non-agency MBS investments collateralized by pools of business purpose residential mortgage loans and small balance commercial mortgage loans, including an $11.5 million net investment in a consolidated variable interest entity (“VIE”).  The following table presents further information about our mortgage credit investments as of March 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price
Commercial mortgage loan	$44,914	$—	$44,914	$—	$44,914	$100.00
Business purpose residential MBS (2)	24,599	1,265	25,864	(3,701)	22,163	90.64
Commercial MBS	6,000	(812)	5,188	(1,315)	3,873	64.03
Other	2,680	(794)	1,886	(39)	1,847	69.03
Total/weighted-average	$78,193	$(341)	$77,852	$(5,055)	$72,797	$93.23

(1)	For investments in mortgage credit securities, includes contractual accrued interest receivable.
(2)	Includes our net investment of $11,478 in a VIE with gross assets and liabilities of $70,333 and $58,855, respectively, that is consolidated for GAAP financial reporting purposes.

MSR Financing Receivables

As of March 31, 2021, we had $36 million of MSR financing receivable investments at fair value.  We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty.  The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly.  The transactions are accounted for as a financing receivable in our consolidated financial statements.  The following table presents further information about our MSR financing receivable investments as of March 31, 2021 (dollars in thousands):

Underlying MSR
Holder of Loans	UPB	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Financing Receivable Fair Value
Fannie Mae	$3,253,378	2.99%	0.26%	6 months	1.10%	4.22	$36,005

(1)	Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of March 31, 2021, the interest rate hedging instruments primarily used by us were centrally cleared interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date.  Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period.  Information about our outstanding interest rate swap agreements in effect as of March 31, 2021 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$200,000	0.10%	0.11%	0.01%	2.6
3 to less than 7 years	75,000	0.89%	0.14%	(0.75)%	6.8
7 to less than 10 years	400,000	1.27%	0.21%	(1.06)%	9.8
Total / weighted-average	$675,000	0.88%	0.17%	(0.71)%	7.3

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that are short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of March 31, 2021, we had no outstanding U.S. Treasury note futures.

Results of Operations

Net Interest Income

Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our specified agency MBS, mortgage credit investments and MSR financing receivables (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions.

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

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table presents the net income (loss) available (attributable) to common stock reported for the three months ended March 31, 2021 and 2020, respectively (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Interest income	$6,259	$24,973
Interest expense	2,501	15,832
Net interest income	3,758	9,141
Investment loss, net	(6,763)	(100,068)
General and administrative expenses	(2,637)	(3,243)
Loss before income taxes	(5,642)	(94,170)
Income tax provision	398	—
Net loss	(6,040)	(94,170)
Dividend on preferred stock	(723)	(774)
Net loss attributable to common stock	$(6,763)	$(94,944)
Diluted loss per common share	$(0.20)	$(2.59)
Weighted-average diluted common shares outstanding	33,181	36,711

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) decreased $5.3 million, or 58.2%, from $9.1 million for the three months ended March 31, 2020 to $3.8 million for the three months ended March 31, 2021. The decrease from the comparative period is primarily the result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

The components of GAAP net interest income from our MBS portfolio are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$717,089	$2,784	1.55%	$3,311,638	$23,388	2.82%
Mortgage credit investments	64,541	1,269	7.86%	87,057	1,442	6.63%
Mortgage loans of consolidated VIE	83,261	1,687	8.10%	—	—
MSR financing receivable	15,433	358	9.28%	—	—
Other	—	161		—	143
	$880,324	6,259	2.84%	$3,398,695	24,973	2.94%
Repurchase agreements	$553,842	(488)	(0.35)%	$3,162,340	(14,592)	(1.83)%
Long-term unsecured debt	73,047	(1,151)	(6.30)%	74,365	(1,240)	(6.67)%
Secured debt of consolidated VIE	69,726	(862)	(4.95)%	—	—
	$696,615	(2,501)	(1.43)%	$3,236,705	(15,832)	(1.94)%
Net interest income/spread (1)		$3,758	1.98%		$9,141	1.11%
Net interest margin (1)			2.23%			1.22%

(1)	Net interest spread and net interest margin rates exclude interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our mortgage investment activities are summarized below (dollars in thousands):

	Three Months Ended March 31, 2021
	vs.
	Three Months Ended March 31, 2020
	Rate	Volume	Total Change
Agency MBS	$(2,281)	$(18,323)	$(20,604)
Mortgage credit investments	218	(391)	(173)
Mortgage loans of consolidated VIE	—	1,687	1,687
MSR financing receivable	—	358	358
Other	—	18	18
Repurchase agreements	2,067	12,037	14,104
Long-term unsecured debt	67	22	89
Secured debt of consolidated VIE	—	(862)	(862)
	$71	$(5,454)	$(5,383)

Economic Net Interest Income

Economic net interest income, a non-GAAP financial measure, represents the interest income earned net of the interest expense incurred from all of our interest bearing financial instruments as well as the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions. Economic net interest income is comprised of the following: (i) net interest income determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income and (iii) net interest income earned or expense incurred from interest rate swap agreements. We believe that economic net interest income assists investors in understanding and evaluating the financial performance of the Company’s long-term-focused, net interest spread-based investment strategy, prior to the deduction of general and administrative expenses. For a full description of each of the three aforementioned components of economic net interest income, see “Non-GAAP Core Operating Income” below.

The components of our economic net interest income are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$717,089	$2,784	1.55%	$3,311,638	$23,388	2.82%
Mortgage credit investments	64,541	1,269	7.86%	87,057	1,442	6.63%
Mortgage loans of consolidated VIE	83,261	1,687	8.10%	—	—
MSR financing receivable	15,433	358	9.28%	—	—
TBA dollar rolls (1)	123,401	836	2.71%	43,750	105	0.96%
Other	—	161		—	143
Repurchase agreements	553,842	(488)	(0.35)%	3,162,340	(14,592)	(1.83)%
Interest rate swaps (2)	505,799	(710)	(0.56)%	2,417,903	592	0.10%
Long-term unsecured debt	73,047	(1,151)	(6.30)%	74,365	(1,240)	(6.67)%
Secured debt of consolidated VIE	69,726	(862)	(4.95)%	—	—
Economic net interest income/margin (3)		$3,884	2.01%		$9,838	1.29%

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

	Three Months Ended March 31, 2021
	vs.
	Three Months Ended March 31, 2020
	Rate	Volume	Total Change
Agency MBS	$(2,281)	$(18,323)	$(20,604)
Mortgage credit investments	218	(391)	(173)
Mortgage loans of consolidated VIE	—	1,687	1,687
MSR financing receivable	—	358	358
TBA dollar rolls	540	191	731
Other	—	18	18
Repurchase agreements	2,067	12,037	14,104
Interest rate swaps	(835)	(467)	(1,302)
Long-term unsecured debt	67	22	89
Secured debt of consolidated VIE	—	(862)	(862)
	$(224)	$(5,730)	$(5,954)

Economic net interest income for the three months ended March 31, 2021 decreased relative to the comparative period from the prior year primarily as a result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.

Investment Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of our investments in fixed-rate agency MBS and TBA commitments generally decreases (increases).  Conversely, the fair value of our interest rate derivative hedging instruments and MSR financing receivables generally increase (decrease) in response to increases (decreases) in prevailing interest rates.  While our interest rate derivative hedging instruments are designed to mitigate the sensitivity of the fair value of our agency MBS portfolio to fluctuations in interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the yield on our agency MBS and the benchmark yield on U.S. Treasury securities or interest rate swaps.  Accordingly, irrespective of fluctuations in interest rates, an increase (decrease) in agency MBS spreads will generally result in the underperformance (outperformance) of the values of agency MBS relative to interest rate hedging instruments.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
(Losses) gains on agency MBS investments, net	$(29,215)	$23,518
Gains (losses) on mortgage credit investments, net	1,593	(20,424)
Gains on MSR financing receivables	5,957	—
TBA commitments, net:
TBA dollar roll income	836	105
Other (losses) gains from TBA commitments, net	(9,232)	4,793
Total (losses) gains on TBA commitments, net	(8,396)	4,898
Interest rate derivatives:
Net interest (expense) income on interest rate swaps	(710)	592
Other gains (losses) from interest rate derivative instruments, net	23,651	(107,050)
Total gains (losses) on interest rate derivatives, net	22,941	(106,458)
Other derivatives, net	—	(1,040)
Other investments, net	357	(562)
Investment loss, net	$(6,763)	$(100,068)

As of the end of 2020, our agency MBS portfolio’s asset and hedge construct was modestly biased toward lower interest rates.  As a result, during the three months ended March 31, 2021, our agency MBS investments and TBA commitments underperformed relative to our interest rate hedging instruments in response to increases in interest rates.

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

General and Administrative Expenses

General and administrative expenses decreased by $0.6 million, or 18.8%, from $3.2 million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. The decrease in general and administrative expenses for the three months ended March 31, 2021 is primarily due to a decrease in compensation and benefits expense.

Compensation and benefits expense decreased by $0.5 million, or 26.3%, from $1.9 million for the three months ended March 31, 2020 to $1.4 million for the three months ended March 31, 2021. The decrease in compensation and benefits for the three months ended March 31, 2021 is primarily due to a decrease in management cash incentive compensation.

Other general and administrative expenses decreased by $0.2 million, or 14.3%, from $1.4 million for the three months ended March 31, 2020 to $1.2 million for the three months ended March 31, 2021.

Income Tax Provision

Our taxable REIT subsidiaries (“TRSs”) are subject to U.S. federal and state corporate income taxes.  As a result, for the three months ended March 31, 2021, we recognized a provision for income taxes of $0.4 million on the pre-tax net income of our TRSs.  As noted in “Non-GAAP Core Operating Income” below, our computation of non-GAAP core operating income includes a provision for income taxes on the core operating income of our TRSs.  TRS core operating income is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses.  In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS core operating income and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment gain (loss) net.”  Below is a reconciliation of the income tax provision for TRS core operating income, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP:

	Three Months Ended March 31,
	2021	2020
Income tax provision for TRS core operating income	$11	$—
Income tax provision for TRS investment gains, net	387	—
GAAP income tax provision	$398	$—

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

•

Net interest income determined in accordance with GAAP.  Net interest income determined in accordance with GAAP primarily represents the interest income recognized from our investments in specified agency MBS, mortgage credit investments and MSR financing receivables (including the amortization of purchase premiums and accretion of purchase discounts), net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions income.

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

Income Tax Provision for TRS Core Operating Income

Our TRSs are subject to U.S. federal and state corporate income taxes.  Our computation of core operating income includes a provision for income taxes on the core operating income of our TRSs.  The core operating income of our TRSs is comprised of net interest income generated by our TRSs net of our TRSs’ general and administrative expenses.  In our consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS core operating income and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment gain (loss) net.”

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three months ended March 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
GAAP net interest income	$3,758	$9,141
TBA dollar roll income	836	105
Interest rate swap net interest (expense) income	(710)	592
Economic net interest income	3,884	9,838
Core general and administrative expenses	(2,134)	(2,850)
Preferred stock dividend	(723)	(774)
Income tax provision for TRS core operating income	(11)	—
Non-GAAP core operating income	$1,016	$6,214

Non-GAAP core operating income per diluted common share	$0.03	$0.17
Weighted average diluted common shares outstanding	33,444	36,817

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP core operating income for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
GAAP net loss	$(6,040)	$(94,170)
Add (less):
Total investment loss, net	6,763	100,068
Stock-based compensation expense	503	393
Income tax provision for TRS investment gain (loss)	387	—
Preferred stock dividend	(723)	(774)
Add back:
TBA dollar roll income	836	105
Interest rate swap net interest (expense) income	(710)	592
Non-GAAP core operating income	$1,016	$6,214

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

As of March 31, 2021, our debt-to-equity leverage ratio was 2.7 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio.  Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt.  As of March 31, 2021, our “at risk” leverage ratio was 1.4 to 1.

As of March 31, 2021, the Company’s liquid assets totaled $181.6 million consisting of cash and cash equivalents of $48.2 million and unencumbered agency MBS of $133.4 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

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

We are continuing to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we took steps to lower our repurchase agreement leverage and increase our liquidity position to $181.6 million as of March 31, 2021, as noted above.

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

Cash Flows

As of March 31, 2021, our cash totaled $60.8 million, which included cash and cash equivalents of $48.2 million and restricted cash of a consolidated VIE of $12.6 million, representing a net increase of $20.8 million from $40.0 million as of December 31, 2020. Cash provided by operating activities of $0.7 million during the three months ended March 31, 2021 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $206.0 million during the three months ended March 31, 2021 was primarily generated by sales of agency MBS and mortgage credit securities, receipt of principal payments from agency MBS, and principal receipts on mortgage loans of a consolidated VIE, partially offset by purchases of new agency MBS and MSR financing receivables and net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $185.9 million during the three months ended March 31, 2021 was primarily from repayments of repurchase agreements, net repayments of secured debt of a consolidated VIE, dividend payments to stockholders, and from repurchases of our common stock.

Debt Capital

Long-Term Unsecured Debt

As of March 31, 2021, we had $73.1 million of total long-term unsecured debt, net of unamortized debt issuance costs of $0.6 million. Our 6.625% Senior Notes due 2023 with a principal amount of $23.8 million outstanding as of March 31, 2021 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of March 31, 2021 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our trust preferred debt with a principal amount of $15.0 million outstanding as of March 31, 2021 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Each of our unsecured notes may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

March 31, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$474,050
Agency MBS collateral, at fair value (1)	491,811
Net amount (2)	17,761
Weighted-average rate	0.15%
Weighted-average term to maturity	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$31,500
Mortgage loans collateral, at fair value	44,914
Net amount (2)	13,414
Weighted-average rate	3.00%
Weighted-average term to maturity	225.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$505,550
Mortgage investments collateral, at fair value	536,725
Net amount (2)	31,175
Weighted-average rate	0.33%
Weighted-average term to maturity	27.1 days
Maximum amount outstanding at any month-end during the period	$606,186

(1)	Includes $85,002 at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.
(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of March 31, 2021, we had outstanding repurchase agreement balances with 7 counterparties and have master repurchase agreements in place with a total of 17 counterparties located throughout North America, Europe and Asia. As of March 31, 2021, no more than 1.8% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 6.5% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of March 31, 2021:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	4	51.0%
Europe	1	20.8%
Asia	2	28.2%
	7	100.0%
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

As of March 31, 2021, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (dollars in thousands):

	March 31, 2021
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$675,000	$22,605

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  We have committed to invest a minimum of $25 million of capital with the mortgage servicing counterparty for a three-year period ending December 31, 2023.  As of March 31, 2021, we have fully funded the minimum commitment. At any time prior to December 31, 2023, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment period.

At our election, the mortgage servicing counterparty could utilize leverage on the MSRs that are subject to our MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to us.  The lender providing the leverage to our mortgage servicing counterparty would have a secured interest in the MSRs pledged under a credit facility between the lender and our mortgage servicing counterparty.  Under the credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call.  If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position that are referenced to our MSR financing receivable to satisfy the loan obligation and thereby reducing the value of our MSR financing receivable.  As of March 31, 2021, we have not requested the mortgage servicing counterparty to utilize any leverage on the MSRs that are subject to our MSR financing receivable.

Our mortgage servicing counterparty may also pledge MSRs subject to other similar MSR financing receivable relationships with other third parties as collateral under the same credit facility that have a pledge of the MSRs referenced to our MSR financing receivable.  If such third party to another MSR financing receivable were unable to satisfy a margin call on its referenced pool of MSRs and the value of such MSRs were insufficient to satisfy the corresponding debt obligation to the lender, the lender would have recourse to the MSRs referenced to our MSR financing receivable.  In such case, if the mortgage servicing counterparty to our MSR financing receivable fails to satisfy such third party’s shortfall, the lender could liquidate the MSRs referenced to our MSR financing receivable if we did not fund such remaining margin deficiency.  As a result of this cross collateralization of our mortgage servicing counterparty’s credit facility, the value of our MSR financing receivables may be adversely impacted by the inability of our mortgage servicing counterparty’s other contracted parties to meet their margin calls.  As of March 31, 2021, there are no borrowings outstanding under our mortgage servicing counterparty’s credit facility.

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

During the three months ended March 31, 2021, there were no issuances of common stock under the common equity distribution agreements.

As of March 31, 2021, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of March 31, 2021, we had Series B Preferred Stock outstanding with a liquidation preference of $8.4 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date. There were no shares of Series B Preferred Stock repurchased by us during the three months ended March 31, 2021.

As of March 31, 2021, we had Series C Preferred Stock outstanding with a liquidation preference of $27.9 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date. There were no shares of Series C Preferred Stock repurchased by us during the three months ended March 31, 2021.

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

During the three months ended March 31, 2021, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. As of March 31, 2021, we had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

As of March 31, 2021, we had remaining availability of 16,094,994 shares of Class A common stock remain available for repurchase under the Repurchase Program.

REIT Distribution Requirements

We have elected to be taxed as a REIT under the Internal Revenue Code.  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments) to our shareholders.  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Off-Balance Sheet Arrangements and Other Commitments

As of March 31, 2021 and December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of March 31, 2021 and December 31, 2020, we had consolidated for financial reporting purposes one securitization trust for which we determined that our investment provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  We were not required to consolidate for financial reporting purposes any other VIEs as of March 31, 2021 and December 31, 2020, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. As of March 31, 2021 and December 31, 2020, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, spread risk, credit risk, liquidity risk and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of our risk management strategies related to these market risks. The following is additional information regarding certain of these market risks.

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

•	The analyses do not reflect any estimated changes in our income tax provision.
•	The analyses do not reflect any estimated changes in the fair value of our mortgage credit investments.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2021
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$515,674	$498,891	$530,186
TBA commitments	(3,079)	(6,034)	(550)
MSR financing receivable	36,005	37,527	32,814
Interest rate swaps	1,091	23,800	(21,616)
Options on U.S. Treasury note futures	1	—	88
Equity available to common stock	203,154	207,644	194,383
Book value per common share	$6.12	$6.26	$5.86
Book value per common share percent change		2.21%	(4.32)%

	March 31, 2021
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$515,674	$480,583	$541,734
TBA commitments	(3,079)	(9,285)	1,372
MSR financing receivable	36,005	38,383	25,607
Interest rate swaps	1,091	46,508	(44,324)
Options on U.S. Treasury note futures	1	—	1,161
Equity available to common stock	203,154	209,650	179,011
Book value per common share	$6.12	$6.32	$5.40
Book value per common share percentage change		3.20%	(11.88)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 7.0 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of March 31, 2021.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2021
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$515,674	$511,979	$519,369
TBA	(3,079)	(3,699)	(2,459)
Equity available to common stock	203,154	198,838	207,470
Book value per common share	$6.12	$5.99	$6.25
Book value per common share percent change		(2.12)%	2.12%

	March 31, 2021
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$515,674	$506,436	$524,912
TBA commitments	(3,079)	(4,630)	(1,528)
Equity available to common stock	203,154	192,365	213,943
Book value per common share	$6.12	$5.80	$6.45
Book value per common share percent change		(5.31)%	5.31%

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

Cautionary Statement About Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) agency MBS or (ii) mortgage credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, and debt securities secured by MSRs;

•

the uncertainty and economic impact of the ongoing COVID-19 pandemic and the measures taken by the government to address it, including the impact on our business, financial condition, liquidity and results of operations due to a significant decrease in economic activity and disruptions in our financing operations, among other factors;

•	our ability to qualify and maintain our qualification as a REIT;
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

•	the effect of any changes to LIBOR and SOFR and establishment of alternative reference rates;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities;
•	U.S. Federal Reserve monetary policy;
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

•	failure of sovereign or municipal entities to meet their debt obligations or a downgrade in the credit rating of such debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•	the other important factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Item 1A — Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On October 26, 2015, we announced that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). On July 31, 2020, we announced that our Board of Directors authorized an increase in the Repurchase Program pursuant to which we may repurchase up to 18,000,000 shares of Class A common stock, inclusive of 56,090 shares previously available to be repurchased under the prior authorization.  As of March 31, 2021, we had repurchased 1,905,006 shares of Class A common stock and there remain available for repurchase 16,094,994 shares of Class A common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our Class A common stock during the three months ended March 31, 2021 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
January 1, 2021 - January 31, 2021	132,447	$3.78	132,447	16,100,202
February 1, 2021 - February 28, 2021	—	—	—	16,100,202
March 1, 2021 - March 31, 2021	5,208	3.85	5,208	16,094,994
Total	137,655	$3.78	137,655	16,094,994

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

4.05	Form of Senior Note. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).

4.06	Form of Subordinated Note. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).

4.07	Form of 6.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed by the Company on May 1, 2013).

4.08	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed with the SEC on February 24, 2010).

Exhibit Number	Exhibit Title
4.09	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on June 5, 2009).

4.10	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 13, 2018).

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

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2021 and 2020; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 10, 2021