Form 10-Q
period 2021-06-30
Arlington Asset Investment Corp.
filed 2021-08-09
CIK 1209028

```11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34374

ARLINGTON ASSET INVESTMENT CORP.

(Exact name of Registrant as specified in its charter)

Virginia	54-1873198
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6862 Elm Street, Suite 320 McLean, VA	22101
(Address of Principal Executive Offices)	(Zip Code)

(703) 373-0200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	AAIC	NYSE
7.00% Series B Cumulative Perpetual Redeemable Preferred Stock	AAIC PrB	NYSE
8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AAIC PrC	NYSE
6.000% Senior Notes due 2026	AAIN	NYSE
6.75% Senior Notes due 2025	AIC	NYSE
6.625% Senior Notes due 2023	AIW	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 30, 2021:

Title	Outstanding
Class A Common Stock	32,331,068 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,349	$28,796
Restricted cash of consolidated VIE	4,456	11,169
Interest receivable of consolidated VIE	179	545
Sold securities receivable	34,456	—
Agency mortgage-backed securities, at fair value	725,709	970,880
Mortgage credit securities, at fair value	43,217	26,660
Mortgage loans of consolidated VIE, at fair value	35,778	93,283
Mortgage loans, at fair value	74,685	45,000
MSR financing receivables, at fair value	74,652	9,346
Derivative assets, at fair value	881	258
Deposits	16,554	6,306
Other assets	17,181	20,146
Total assets	$1,030,097	$1,212,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$694,586	$655,212
Secured debt of consolidated VIE, at fair value	28,465	93,627
Interest payable of consolidated VIE	99	321
Derivative liabilities, at fair value	2,327	221
Purchased securities payable	—	139,013
Other liabilities	2,739	4,698
Long-term unsecured debt	73,129	73,027
Total liabilities	801,345	966,119
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 336,273 shares issued and outstanding (liquidation preference of $8,407)	7,933	7,933
Series C Preferred stock, $0.01 par value, 1,117,034 shares issued and outstanding (liquidation preference of $27,926)	27,356	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 32,679,938 and 33,517,018 shares issued and outstanding, respectively	327	335
Additional paid-in capital	2,037,953	2,040,918
Accumulated deficit	(1,844,817)	(1,830,272)
Total stockholders’ equity	228,752	246,270
Total liabilities and stockholders’ equity	$1,030,097	$1,212,389

	June 30, 2021	December 31, 2020
Assets and liabilities of consolidated VIE
Restricted cash	$4,456	$11,169
Interest receivable	179	545
Mortgage loans, at fair value	35,778	93,283
Secured debt, at fair value	(28,465)	(93,627)
Interest payable	(99)	(321)
Net investment in consolidated VIE	$11,849	$11,049

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Agency mortgage-backed securities	$2,984	$3,517	$5,768	$26,905
Mortgage credit securities	637	1,258	1,203	1,989
Loans	1,133	825	1,836	1,536
Mortgage loans of consolidated VIE	776	—	2,463	—
MSR financing receivables	1,390	—	1,748	—
Interest and other income	125	534	286	677
Total interest income	7,045	6,134	13,304	31,107
Interest expense
Short-term secured debt	403	1,154	891	15,746
Long-term unsecured debt	1,150	1,215	2,301	2,455
Secured debt of consolidated VIE	405	—	1,267	—
Total interest expense	1,958	2,369	4,459	18,201
Net interest income	5,087	3,765	8,845	12,906
Investment (loss) gain, net
Gain (loss) on mortgage investments, net	5,334	7,625	(16,331)	10,719
Loss from derivative instruments, net	(14,983)	(397)	(438)	(102,997)
Other, net	617	2,569	974	2,007
Total investment (loss) gain, net	(9,032)	9,797	(15,795)	(90,271)
General and administrative expenses
Compensation and benefits	1,841	1,897	3,236	3,755
Other general and administrative expenses	1,349	1,431	2,591	2,816
Total general and administrative expenses	3,190	3,328	5,827	6,571
(Loss) income before income taxes	(7,135)	10,234	(12,777)	(83,936)
Income tax (benefit) provision	(76)	—	322	—
Net (loss) income	(7,059)	10,234	(13,099)	(83,936)
Dividend on preferred stock	(723)	(758)	(1,446)	(1,532)
Net (loss) income (attributable) available to common stock	$(7,782)	$9,476	$(14,545)	$(85,468)
Basic (loss) earnings per common share	$(0.24)	$0.26	$(0.44)	$(2.33)
Diluted (loss) earnings per common share	$(0.24)	$0.26	$(0.44)	$(2.33)
Weighted-average common shares outstanding (in thousands)
Basic	33,066	36,618	33,123	36,665
Diluted	33,066	36,666	33,123	36,665

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248
Net loss	—	—	—	—	—	—	—	(94,170)	(94,170)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	60,374	—	62	—	62
Stock-based compensation	—	—	—	—	—	—	393	—	393
Other	—	(6)	—	(10)	—	—	(6)	—	(22)
Dividends declared	—	—	—	—	—	—	—	(702)	(702)
Balances, March 31, 2020	354,039	$8,264	1,200,000	$28,934	36,815,761	$368	$2,049,741	$(1,854,498)	$232,809
Net income	—	—	—	—	—	—	—	10,234	10,234
Repurchase of Class A common stock	—	—	—	—	(1,069,340)	(11)	(3,036)	—	(3,047)
Repurchase of preferred stock	(10,200)	(173)	(33,100)	(627)	—	—	—	—	(800)
Stock-based compensation	—	—	—	—	—	—	594	—	594
Other	—	(13)	—	—	—	—	(13)	—	(26)
Dividends declared	—	—	—	—	—	—	—	(779)	(779)
Balances, June 30, 2020	343,839	$8,078	1,166,900	$28,307	35,746,421	$357	$2,047,286	$(1,845,043)	$238,985

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270
Net loss	—	—	—	—	—	—	—	(6,040)	(6,040)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	101,818	1	(1)	—	—
Repurchase of Class A common stock	—	—	—	—	(137,655)	(1)	(522)	—	(523)
Stock-based compensation	—	—	—	—	—	—	503	—	503
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, March 31, 2021	336,273	$7,933	1,117,034	$27,356	33,481,181	$335	$2,040,898	$(1,837,035)	$239,487
Net loss	—	—	—	—	—	—	—	(7,059)	(7,059)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	76,592	1	(1)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(22,000)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(855,835)	(9)	(3,481)	—	(3,490)
Stock-based compensation	—	—	—	—	—	—	537	—	537
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, June 30, 2021	336,273	$7,933	1,117,034	$27,356	32,679,938	$327	$2,037,953	$(1,844,817)	$228,752

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,099)	$(83,936)
Adjustments to reconcile net loss to net cash provided by operating activities
Total investment loss, net	15,795	90,271
Net (discount) premium (accretion) amortization	(1,297)	6,257
Other	1,131	1,180
Changes in operating assets
Interest receivable	312	9,058
Other assets	(537)	(974)
Changes in operating liabilities
Interest payable and other liabilities	1,087	(3,721)
Accrued compensation and benefits	(1,223)	(2,157)
Net cash provided by operating activities	2,169	15,978
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(607,659)	(360,984)
Purchases of mortgage credit securities	(28,356)	(106,622)
Purchases of loans	(29,967)	(25,000)
Purchases of MSR financing receivables	(60,556)	—
Proceeds from sales of agency mortgage-backed securities	625,812	3,484,757
Proceeds from sales of mortgage credit securities	13,640	49,115
Receipt of principal payments on agency mortgage-backed securities	29,735	181,552
Receipt of principal payments on mortgage credit securities	—	49
Receipt of principal payments on loans	282	—
Receipt of principal payments on mortgage loans of consolidated VIE	58,948	—
Payments for derivatives and deposits, net	(9,349)	(65,819)
Other	3,583	(10,067)
Net cash (used in) provided by investing activities	(3,887)	3,146,981
Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	39,374	(3,154,360)
Repayments of secured debt of consolidated VIE, net	(65,350)	—
Repurchase of common stock	(4,013)	(3,047)
Repurchase of preferred stock	—	(800)
Repurchase of long-term unsecured debt	(7)	(388)
Dividends paid	(1,446)	(9,856)
Other	—	(48)
Net cash used in financing activities	(31,442)	(3,168,499)
Net decrease in cash, cash equivalents and restricted cash	(33,160)	(5,540)
Cash, cash equivalents and restricted cash, beginning of period	39,965	19,636
Cash, cash equivalents and restricted cash, end of period	$6,805	$14,096
Supplemental cash flow information:
Cash payments for interest	$4,468	$22,121
Cash payments for taxes	$—	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2021 and December 31, 2020, approximately 83% and 99%, respectively, of the

Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of June 30, 2021 and December 31, 2020, the fair value of the Company’s investments in agency MBS was $725,709 and $970,880, respectively. As of June 30, 2021, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$6,840	$4,930	$(11,861)	$9,971
Agency MBS sold during the period	290	(522)	(10,224)	17,955
Total	$7,130	$4,408	$(22,085)	$27,926

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

Note 4. Investments in Mortgage Credit Securities

The Company has elected to classify its investments in mortgage credit securities as trading securities.  Accordingly, the Company’s investments in mortgage credit securities are reported in the accompanying consolidated balance sheets at fair value.  As of June 30, 2021 and December 31, 2020, the fair value of the Company’s investments in mortgage credit securities was $43,217 and $26,660, respectively.  As of June 30, 2021, the Company’s investments in mortgage credit securities primarily consist of non-agency MBS collateralized by pools of residential mortgage loans, business purpose residential mortgage loans or smaller balance commercial mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net gains (losses) recognized in earnings for:
Mortgage credit securities still held at period end	$(186)	$2,118	$1,210	$(5,678)
Mortgage credit securities sold during the period	(75)	1,138	(80)	(11,104)
Total	$(261)	$3,256	$1,130	$(16,782)

Note 5. Loans Held for Investment

As of June 30, 2021 and December 31, 2020, the Company held loans secured by first lien positions in commercial real estate with an aggregate outstanding principal outstanding principal balance of $74,685 and $45,000, respectively.

As of June 30, 2021 and December 31, 2020, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $44,784 and $45,000, respectively.  The loan bears interest at a floating note rate equal to one-month LIBOR plus 4.25% with a LIBOR floor of 2.00%.  The maturity date of the loan is December 31, 2021 with a one-year extension available at the option of the borrower.  The loan has an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity.  Subsequent to June 30, 2021, the Company received full repayment of its loan investment on July 7, 2021.

As of June 30, 2021, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $29,901 that was purchased by the Company during the three months ended June 30, 2021.  The loan bears interest at a floating note rate equal to one-month LIBOR plus 5.50%.  The maturity date of the loan is March 23, 2022 with a one-year extension available at the option of the borrower.  The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of June 30, 2021 and December 31, 2020, the Company’s investments were $74,685 and $45,000, respectively, at fair value.  The Company recognizes interest income on its loan investments based upon the contractual note rate of the loans.

As of June 30, 2021, the Company was party to a participation agreement pursuant to which the Company has committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, the Company funds the last $30,000 of advances under the revolving credit facility.  Any draws under the revolving credit facility bear interest at one-month LIBOR plus 3.75% with a LIBOR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower.  The borrower is also required to pay an unused commitment fee of 0.50%.  As of June 30, 2021, the Company’s unfunded commitment was $30,000.

Note 6. Investments in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly.  However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return.  Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund its advances of delinquent payments on the serviced pool of mortgage loans with the mortgage servicing counterparty required to return to the Company any subsequent servicing advances collected.  The Company has committed to invest a total minimum of $50,000 in capital with the counterparty with $25,000 of the minimum commitment expiring on December 31, 2023 and $25,000 of the minimum commitment expiring on April 1, 2024.

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

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s investments in MSR financing receivables was $74,652 and $9,346, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the period indicated:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance at period beginning	$36,005	$9,346
Capital investments	39,278	59,622
Accretion of interest income	1,390	1,748
Changes in fair value due to:
Amortization of underlying MSRs	(1,984)	(3,260)
Changes in valuation inputs and assumptions	(37)	7,196
Balance at period end	$74,652	$74,652

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

	June 30, 2021	December 31, 2020
Restricted cash of consolidated VIE (1)	$4,456	$11,169
Mortgage loans of consolidated VIE, at fair value	35,778	93,283
Interest receivable of consolidated VIE	179	545
Secured debt of consolidated VIE, at fair value	(28,465)	(93,627)
Interest payable of consolidated VIE	(99)	(321)
Investment in consolidated VIE	$11,849	$11,049

(1)	Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE in the month following collection.

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $37,099 and $28,482, respectively, as of June 30, 2021.  The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer.  As of June 30, 2021, the weighted average net note rate to which the VIE was entitled and the weighted average coupon rate of the debt obligations of the consolidated VIE were 6.03% and 4.01%, respectively.  The debt of the consolidated VIE has recourse solely to the assets of the VIE; it has no recourse to the general credit of the Company.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”).  Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis.  Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan.  The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month.  As of June 30, 2021, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $4,386.

The Company has elected to account for the mortgage loans and debt of the consolidated VIE at fair value with changes in fair value that are not attributed to interest income or interest expense, respectively, recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.

As described in further detail in “Note 2. Summary of Significant Accounting Policies,” the Company recognizes interest income for the mortgage loans of the consolidated VIE by applying the “interest method” permitted by GAAP, whereby the discount recognized at the initial recognition of each loan is accreted as an adjustment to contractual interest income accrued at the loan’s stated interest rate. The Company ceases the accrual of interest income for a mortgage loan (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  Upon placing a loan in non-accrual status, any previously accrued but uncollected interest is derecognized and a corresponding reduction to current period interest income is recorded.  The following table presents information about the accrual status of the mortgage loans of the consolidated VIE as of June 30, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$30,483	$31,608	$(1,125)
90 days or more past due and in non-accrual status	5,295	5,491	(196)
Total mortgage loans of consolidated VIE	$35,778	$37,099	$(1,321)

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of May 3, 2022 and an interest rate that resets monthly at a rate equal to one-month LIBOR plus 2.50%.   Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of June 30, 2021 and December 31, 2020, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2021	December 31, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$673,655	$623,712
Agency MBS collateral, at fair value (1)	710,630	656,154
Net amount (2)	36,975	32,442
Weighted-average rate	0.09%	0.21%
Weighted-average term to maturity	13.6 days	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,931	$31,500
Mortgage loans collateral, at fair value	29,901	45,000
Net amount (2)	8,970	13,500
Weighted-average rate	2.59%	3.00%
Weighted-average term to maturity	307.0 days	315.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$694,586	$655,212
Mortgage investments collateral, at fair value	740,531	701,154
Net amount (2)	45,945	45,942
Weighted-average rate	0.17%	0.34%
Weighted-average term to maturity	22.4 days	28.5 days

(1)

As of June 30, 2021, includes $34,456 at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Weighted-average outstanding balance during the three months ended	$652,624	$559,880
Weighted-average rate during the three months ended	0.24%	0.82%
Weighted-average outstanding balance during the six months ended	$603,233	$1,861,110
Weighted-average rate during the six months ended	0.29%	1.68%

Long-Term Unsecured Debt

As of June 30, 2021 and December 31, 2020, the Company had $73,129 and $73,027, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $623 and $732, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	June 30, 2021			December 31, 2020
	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$34,931	$23,821	$15,000	$34,931	$23,828	$15,000
Annual Interest Rate	6.75%	6.625%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.625%	2.93%	6.75%	6.625%	2.99%
Maturity	March 15, 2025	May 1, 2023	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

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

During the three months ended March 31, 2021, the Company repurchased $7 in principal balance of Senior Notes due 2023 for a purchase price of $7. There were no repurchases of outstanding long-term unsecured debentures during the three months ended June 30, 2021 and the three and six months ended June 30, 2020.

Subsequent to June 30, 2021, the Company completed a public offering on July 15, 2021 of $37,750 of 6.00% Senior Notes due 2026 and received net proceeds of $36,570 after deducting underwriter discounts.  The Senior Notes due 2026 are publicly traded on the New York Stock Exchange under the ticker symbol “AAIN.”  On July 7, 2021, the Company issued a notice of redemption for all $23,821 principal amount of its outstanding Senior Notes due 2023 on August 6, 2021 at a redemption price of 100% of the principal amount plus unpaid interest thereon.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(944)	$—	$(147)
10-year U.S. Treasury note futures	105	—	—	—
TBA commitments	776	(1,383)	258	(74)
Total	$881	$(2,327)	$258	$(221)

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

The following table presents information about the Company’s interest rate swap agreements that were in effect as of June 30, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$200,000	0.10%	0.04%	(0.06)%	2.4	$(25)
3 to less than 7 years	75,000	0.89%	0.19%	(0.70)%	6.5	(121)
7 to less than 10 years	250,000	1.12%	0.17%	(0.95)%	9.4	(798)
Total / weighted-average	$525,000	0.70%	0.12%	(0.58)%	6.3	$(944)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$200,000	0.10%	0.06%	(0.04)%	2.9	$(40)
3 to less than 10 years	75,000	0.74%	0.22%	(0.52)%	9.5	(107)
Total / weighted-average	$275,000	0.28%	0.10%	(0.18)%	4.7	$(147)

U.S. Treasury Note Futures

The Company may purchase (“long”) or sell (“short”) exchange-traded U.S. Treasury note futures with the objective of economically hedging a portion of its interest rate risk. Upon the maturity date of these futures contracts, the Company has the option to either net settle each contract in cash in an amount equal to the difference between the then-current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by purchasing or delivering the underlying U.S. Treasury note.

As of June 30, 2021, the Company held long positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $45,000 with a maturity in September 2021. As of December 31, 2020, the Company had no outstanding positions of U.S. Treasury note futures.

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

As of June 30, 2021 and December 31, 2020, the Company had no outstanding options on U.S. Treasury note futures contracts.

TBA Commitments

The following table presents information about the Company’s TBA commitments as of the date indicated:

	June 30, 2021
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$100,000	$98,250	$98,055	$(195)
1.5% 30-year MBS sale commitments	(100,000)	(97,674)	(98,055)	(381)
2.0% 30-year MBS purchase commitments	125,000	125,445	126,221	776
2.0% 30-year MBS sale commitments	(125,000)	(125,488)	(126,221)	(733)
2.5% 30-year MBS purchase commitments	25,000	25,855	25,854	(1)
2.5% 30-year MBS sale commitments	(25,000)	(25,781)	(25,854)	(73)
Total TBA commitments, net	$—	$607	$—	$(607)

	December 31, 2020
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$50,000	$50,281	$50,539	$258
1.5% 30-year MBS sale commitments	(50,000)	(50,465)	(50,539)	(74)
Total TBA commitments, net	$—	$(184)	$—	$184

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate derivatives:
Interest rate swaps:
Net interest (expense) income (1)	$(1,187)	$(6)	$(1,897)	$586
Unrealized (losses) gains, net	(13,517)	8,367	7,548	14,312
Losses realized upon early termination, net	(1,258)	(8,969)	(1,271)	(118,893)
Total interest rate swap (losses) gains, net	(15,962)	(608)	4,380	(103,995)
U.S. Treasury note futures, net	91	—	2,710	(3,071)
Options on U.S. Treasury note futures, net	—	—	(20)	—
Total interest rate derivative (losses) gains, net	(15,871)	(608)	7,070	(107,066)
TBA commitments:
TBA dollar roll income (2)	1,778	170	2,614	275
Other (losses) gains on TBA commitments, net	(890)	41	(10,122)	4,834
Total gains (losses) on TBA commitments, net	888	211	(7,508)	5,109
Other derivatives	—	—	—	(1,040)
Total derivative losses, net	$(14,983)	$(397)	$(438)	$(102,997)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$675,000	$—	$—	$(150,000)	$525,000
10-year U.S. Treasury note futures	—	165,000	(120,000)	—	45,000
Purchased call options on 10-year U.S. Treasury note futures	65,200	—	(65,200)	—	—
TBA purchase (sale) commitments, net	100,000	450,000	(550,000)	—	—

	For the Three Months Ended June 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$600,000	$50,000	$—	$(600,000)	$50,000
TBA purchase (sale) commitments, net	—	75,000	(75,000)	—	—

	For the Six Months Ended June 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$450,000	$—	$(200,000)	$525,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	540,100	(320,000)	(175,100)	45,000
Purchased call options on 10-year U.S. Treasury note futures	—	65,200	(65,200)	—	—
TBA purchase (sale) commitments, net	—	1,365,000	(1,365,000)	—	—

	For the Six Months Ended June 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$50,000	$(100,000)	$(2,885,000)	$50,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
TBA purchase (sale) commitments, net	—	175,000	(175,000)	—	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	June 30, 2021	December 31, 2020
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$15,293	$6,306
10-year U.S. Treasury note futures (cash initial margin)	686	—
Unsettled MBS trades and TBA commitments, net	575	—
Total cash collateral posted, net	$16,554	$6,306

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of June 30, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
10-year U.S. Treasury note futures	$105	$—	$105	$—	$—	$105
TBA commitments	776	—	776	(776)	—	—
Total derivative instruments	881	—	881	(776)	—	105
Total assets	$881	$—	$881	$(776)	$—	$105
Liabilities:
Derivative instruments:
Interest rate swaps	$944	$—	$944	$—	$(944)	$—
TBA commitments	1,383	—	1,383	(776)	(575)	32
Total derivative instruments	2,327	—	2,327	(776)	(1,519)	32
Repurchase agreements	694,586	—	694,586	(694,586)	—	—
Total liabilities	$696,913	$—	$696,913	$(695,362)	$(1,519)	$32

	As of December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$258	$—	$258	$(74)	$—	$184
Total derivative instruments	258	—	258	(74)	—	184
Total assets	$258	$—	$258	$(74)	$—	$184
Liabilities:
Derivative instruments:
Interest rate swaps	$147	$—	$147	$—	$(147)	$—
TBA commitments	74	—	74	(74)	—	—
Total derivative instruments	221	—	221	(74)	(147)	—
Repurchase agreements	655,212	—	655,212	(655,212)	—	—
Total liabilities	$655,433	$—	$655,433	$(655,286)	$(147)	$—

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

Mortgage credit securities – The Company’s investments in residential MBS and commercial MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in residential and commercial MBS include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for securities with similar characteristics. The Company reviews the third-party fair value estimates and performs procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as an internally derived discounted future cash flow measurement.

The Company’s first loss position in a securitized pool of business-purpose residential mortgage loans is classified within Level 3 of the fair value hierarchy.  To measure the fair value of this investment, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the significant unobservable inputs to the fair value measurement of the Company’s non-agency MBS secured by business-purpose residential mortgage loans as of the periods indicated:

	June 30, 2021	December 31, 2020
Annualized default rate	15.0%	12.0%
Loss-given-default	25.0%	40.0%
Discount rate	13.0%	13.9%

Loans – The Company’s commercial mortgage loan investments are classified within Level 3 of the fair value hierarchy.  To measure the fair value of its mortgage loan investments, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loans over their expected remaining lives, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investments are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of June 30, 2021, the weighted-average estimated probability of default and discount rate for the Company’s mortgage loan investments were 0%, and 6.0%, respectively.  As of December 31, 2020, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 6.3%, respectively.

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

	June 30, 2021	December 31, 2020
Annualized default rate	15.0%	20.0%
Loss-given-default	25.0%	40.0%
Discount rate	13.0%	13.9%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of June 30, 2021:

June 30, 2021
Discount rate	9.0%
Annualized prepayment rate	11.1%
Annual per-loan cost of servicing (current loans)	$65.00

Pursuant to the Company’s MSR financing arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicer counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return.  Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty based upon the current fair value of the underlying MSRs.  As of June 30, 2021, the present value of the expected incentive fee payment reflected in fair value of the Company’s MSR financing receivables was $1,202.

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

Other

Long-term unsecured debt - As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s long-term unsecured debt was $73,129 and $73,027, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $71,678 and $69,904 as of June 30, 2021 and December 31, 2020, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of June 30, 2021 and December 31, 2020, the Company had investments in equity securities of publicly-traded companies at fair value of $6,703 and $10,821, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets.  Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of June 30, 2021 and December 31, 2020, the Company had investments in equity securities and investment funds measured at fair value of $7,307 and $6,869, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of June 30, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. As of December 31, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$725,709	$—	$725,709	$—
Mortgage credit securities	43,217	—	28,910	14,307
Mortgage loans of consolidated VIE	35,778	—	—	35,778
Loans	74,685	—	—	74,685
MSR financing receivable	74,652	—	—	74,652
Derivative assets	881	105	776	—
Other assets	14,010	6,703	—	7,307
Financial liabilities:
Secured debt of consolidated VIE	28,465	—	27,825	640
Derivative liabilities	2,327	—	2,327	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$970,880	$—	$970,880	$—
Mortgage credit securities	26,660	—	14,730	11,930
Mortgage loans of consolidated VIE	93,283	—	—	93,283
Loans	45,000	—	—	45,000
MSR financing receivable	9,346	—	—	9,346
Derivative assets	258	—	258	—
Other assets	17,690	10,821	—	6,869
Financial liabilities:
Secured debt of consolidated VIE	93,627	—	93,051	576
Derivative liabilities	221	—	221	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$157,714	$59,592	$166,428	$51,398
Net (loss) gain included in "Investment gain (loss), net"	(1,183)	1,981	5,135	(1,628)
Purchases	72,669	25,000	93,013	36,995
Sales	(1,662)	—	(1,662)	—
Payments, net	(22,764)	(115)	(59,540)	(525)
Accretion of discount	1,955	243	3,355	461
Ending balance	$206,729	$86,701	$206,729	$86,701
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(1,108)	$1,981	$5,215	$(1,628)

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$611	$—	$576	$—
Net gain (loss) included in "Investment gain (loss), net"	29	—	(10)	—
Accretion of discount	—	—	74	—
Ending balance	$640	$—	$640	$—
Net unrealized gains (losses) included in earnings for the period for Level 3 liabilities still held at the reporting date	$29	$—	$(10)	$—

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

As of June 30, 2021, the Company had estimated net operating loss (“NOL”) carryforwards of $152,064 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $137,476 have no expiration period. As of June 30, 2021, the Company had estimated net capital loss (“NCL”) carryforwards of $180,948 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023.

The Company and subsidiaries have made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”).  In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business.  As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three and six months ended June 30, 2021, the Company recognized a benefit (provision) for income taxes of $76 and $(322), respectively, on the pre-tax net income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of June 30, 2021 and December 31, 2020, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.  If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2021	2020	2021	2020
Basic weighted-average common shares outstanding	33,066	36,618	33,123	36,665
Performance share units, unvested restricted stock units, and unvested restricted stock	—	48	—	—
Diluted weighted-average common shares outstanding	33,066	36,666	33,123	36,665
Net (loss) income (attributable) available to common stock	$(7,782)	$9,476	$(14,545)	$(85,468)
Basic (loss) earnings per common share	$(0.24)	$0.26	$(0.44)	$(2.33)
Diluted (loss) earnings per common share	$(0.24)	$0.26	$(0.44)	$(2.33)

 The diluted loss per share for the three months and six months ended June 30, 2021 did not include the antidilutive effect of 358,127 and 310,769 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively. The diluted loss per share for the six months ended June 30, 2020 did not include the antidilutive effect of 76,836 shares of unvested shares of restricted stock, restricted stock units, and performance share units.

Note 14. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of June 30, 2021 and December 31, 2020, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the quarters ended March 31, 2021 and June 30, 2021 and the year ended December 31, 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.

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

During the three and six months ended June 30, 2021 and the year ended December 31, 2020, there were no issuances of common stock under the common equity distribution agreements.

As of June 30, 2021, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the three and six months ended June 30, 2021, the Company repurchased 855,835 and 993,490 shares of Class A common stock for a total purchase price of $3,490 and $4,013, respectively. During the year ended December 31, 2020, the Company repurchased 3,662,566 shares of Class A common stock for a total purchase price of $10,377. As of June 30, 2021, there remain available for repurchase 15,239,159 shares of Class A common stock under the Repurchase Program.

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

There were no shares of Series B Preferred Stock repurchased by the Company during the three and six months ended June 30, 2021. During the year ended December 31, 2020, the Company repurchased 17,766 shares of Series B Preferred Stock for a total purchase price of $299.

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

There were no shares of Series C Preferred Stock repurchased by the Company during the three and six months ended June 30, 2021. During the year ended December 31, 2020, the Company repurchased 82,966 shares of Series C Preferred Stock for a total purchase price of $1,578.

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

During the three and six months ended June 30, 2021 and the year ended December 31, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. As of June 30, 2021, the Company had 1,645,961 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

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

Current Market Conditions and Trends

During the second quarter of 2021, equity capital markets continued to strengthen with the market’s improved economic outlook due to COVID-19 vaccination efforts, the economic reopening, ongoing accommodative central bank policies and substantial fiscal stimulus polices. The U.S. economy experienced the highest inflation levels in decades during the second quarter due primarily to the pandemic related effects of pent-up demand and supply chain disruptions.  Two of the market’s overriding macroeconomic concerns during the quarter were whether the uptick in inflation is temporary and the timing of when the Federal Reserve will start tightening the money supply.  Despite the higher actual inflation readings, the bond market appears to be pricing in the view that the recent spikes in inflation are transitory as evidenced by the bond market rallying during the second quarter as long-term interest rates fell meaningfully.

The 10-year U.S. Treasury rate decreased 27 basis points during the second quarter to 1.47% as of June 30, 2021.  The U.S. Treasury curve flattened during the second quarter as the spread between the 2-year and 10-year U.S. Treasury rate narrowed 36 basis points resulting in a spread of 122 basis points as of June 30, 2021.

At its June 16, 2021 meeting, the Federal Open Market Committee (“FOMC”) stated that it expects to continue to maintain an accommodative monetary policy stance and will keep its target range for the federal funds rate at 0% to 0.25%.  In addition, the FOMC reaffirmed that it will continue with its asset purchase program to help foster smooth market functioning and accommodative financial conditions by continuing to increase its holdings of Treasury securities by at least $80 billion per month and agency MBS by at least $40 billion per month.

Prepayment speeds in the conforming fixed-rate residential mortgage market during the second quarter of 2021 were consistent with the prior quarter and remain at elevated levels due to historically low mortgage rates.  Looking forward, market expectations are that historically low interest rates will keep prepayment speeds elevated in the near term. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, as of June 30, 2021 did not change significantly compared to the prior quarter-end.

Housing prices have strengthened significantly, as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting an 14.6% annual gain in April 2021, the highest recorded in over 30 years of the index’s data. The strong gains in housing continue to be driven by low mortgage rates and low supply of homes for sale as well as the impact of the COVID-19 pandemic increasing the number of potential home buyers moving from urban apartments to suburban homes.

The following table presents certain key market data as of the dates indicated:

	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	Change - Second Quarter 2021

30-Year FNMA Fixed Rate MBS (1)
2.0%	$102.32	$103.39	$103.95	$99.67	$100.97	$1.30
2.5%	104.23	104.89	105.45	102.51	103.41	0.90
3.0%	105.30	104.77	104.80	104.13	104.22	0.09
3.5%	105.17	105.48	105.73	105.61	105.27	(0.34)
4.0%	105.95	106.64	106.80	107.32	106.54	(0.78)
4.5%	107.45	108.17	108.39	108.87	107.63	(1.24)

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	93 bps	69 bps	42 bps	26 bps	39 bps	13 bps
CMBS 2.0/3.0 BBB- vs. Swap Curve	735 bps	500 bps	475 bps	390 bps	345 bps	-45 bps

U.S. Treasury Rates ("UST")
2-year UST	0.15%	0.13%	0.12%	0.16%	0.25%	9 bps
5-year UST	0.29%	0.28%	0.36%	0.94%	0.89%	-5 bps
10-year UST	0.66%	0.68%	0.91%	1.74%	1.47%	-27 bps
2-year UST to 10-year UST spread	51 bps	55 bps	79 bps	158 bps	122 bps	-36 bps

Interest Rate Swap Rates
2-year swap	0.23%	0.22%	0.20%	0.29%	0.33%	4 bps
5-year swap	0.33%	0.35%	0.43%	1.06%	0.96%	-10 bps
10-year swap	0.64%	0.71%	0.93%	1.78%	1.44%	-34 bps
2-year swap to 2-year UST spread	8 bps	9 bps	8 bps	13 bps	8 bps	-5 bps
10-year swap to 10-year UST spread	-2 bps	3 bps	2 bps	4 bps	-3 bps	-7 bps

London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	0.16%	0.15%	0.14%	0.11%	0.10%	-1 bps
3-month LIBOR	0.30%	0.23%	0.24%	0.19%	0.15%	-4 bps
SOFR	0.10%	0.08%	0.07%	0.01%	0.05%	4 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

We are party to various financial instruments which include LIBOR as a reference rate. As of June 30, 2021, these financial instruments include interest rate swap agreements, mortgage loan investments, and preferred stock and unsecured notes issued by the Company.

As of June 30, 2021, we had $325 million notional amount of interest rate swaps outstanding that expire after 2021 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”). The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not designed to cover a permanent discontinuation of LIBOR. Under the terms of the current ISDA definitions, if the publication of LIBOR is not available, the current fallback is for the calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If LIBOR is permanently discontinued, it is possible that major banks would be unwilling and/or unable to give such quotations. Even if quotations were available in the near-term after the permanent discontinuation, it is unlikely that they will be available for each future reset date over the remaining tenor of our interest rate swap agreements. ISDA is currently leading an effort to amend its definitions to include fallbacks for an alternative reference rate that would apply upon the permanent discontinuation of LIBOR. It is anticipated that the amended ISDA definitions would include a statement identifying the objective triggers that would activate a fallback alternative interest rate provision and a description of the fallback alternative interest rate, which is expected to be SOFR adjusted for the fact that SOFR is an overnight rate and the various premia included within LIBOR. It is expected that the CME Rulebook would incorporate any amendments to the ISDA definitions. However, under the terms of the CME Rulebook, if a fallback to an alternative interest rate has not been triggered under future amended ISDA definitions, the CME as the calculation agent has the sole discretion to select an alternative interest rate if it determines that LIBOR is no longer representative of its underlying market.

As of June 30, 2021, we had two mortgage loan investments with an aggregate principal balance outstanding of $74.7 million that bear interest at one-month LIBOR plus a spread, subject to a potential minimum LIBOR floor. Subsequent to June 30, 2021, we received a full repayment of one of our mortgage loan investment totaling $44.8 million resulting in a remaining mortgage loan investment with an unpaid principal balance of $29.9 million.  The remaining mortgage loan investment matures on March 23, 2022 with a one-year extension available at the option of the borrower. Under the terms of the loan agreement, if the administrative agent of the loan determines that LIBOR cannot be determined and LIBOR has been succeeded by an alternative floating rate index (i) that is commonly accepted by market participants as an alternative to LIBOR as determined by the administrative agent, (ii) that is publicly recognized by ISDA as an alternative to LIBOR, and (iii) for which ISDA has approved an amendment to hedge agreements generally providing such floating rate index as a standard alternative to LIBOR, then the administrative agent would use such alternative floating rate index as the fallback rate. If the administrative agent determines that no alternative rate index is available, then the fallback interest rate would be based on the prime rate plus an applicable spread.

As of June 30, 2021, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.

As of June 30, 2021, we had 1,117,034 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $27.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. Notwithstanding the preceding section of this paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language.

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

On January 20, 2021, President Biden signed an executive order to extend foreclosure moratoriums to at least March 31, 2021 for all federally-backed residential mortgages, and on February 9, 2021, the Federal Housing Finance Agency (“FHFA”) announced that Fannie Mae and Freddie Mac were extending foreclosure moratoriums until March 31, 2021 for mortgages guaranteed by Fannie Mae and Freddie Mac.  On February 16, 2021, President Biden signed another executive order to further extend foreclosure moratoriums through June 30, 2021 for all federally-backed residential mortgages. In addition, the executive order extended the mortgage payment forbearance enrollment window until June 30, 2021 for borrowers of federally-backed residential mortgages who wish to request forbearance and provides up to six months of additional mortgage payment forbearance, in three-month increments, for borrowers who entered forbearance on or before June 30, 2020.  On February 25, 2021, the FHFA announced that Fannie Mae and Freddie Mac also extended their foreclosure and forbearance moratorium periods to align with the federal government’s extended periods.  On June 25, 2021, the Federal Housing Authority (“FHA”) further extended the foreclosure moratorium to July 31, 2021 for all federally-backed residential mortgages.  The FHA also provided an additional three-month forbearance extension for borrowers who previously received forbearance from their servicer between July 1, 2020 and September 30, 2020, and also extended the time period for borrowers to start new six-month forbearance plans to September 30, 2021.   On June 24, 2021, the FHFA further announced that Fannie Mae and Freddie Mac extended their foreclosure moratoriums until July 31, 2021.

On March 11, 2021, President Biden signed the $1.9 trillion American Rescue Plan Act of 2021 into law. This stimulus program furthered the federal government’s efforts to stabilize the economy and provide assistance to sectors of the population still suffering from the various physical and economic effects of the pandemic.

On September 4, 2020, the Centers for Disease Control and Prevention (“CDC”) issued a federal eviction moratorium that temporarily halted residential evictions of qualifying tenants for nonpayment of rent during the period from September 4, 2020 to December 31, 2020. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law, which is an Omnibus spending bill that included a second COVID-19 stimulus bill (the “Second Stimulus”). In addition to providing stimulus checks for individuals and families, the Second Stimulus provides for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the pandemic, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus provided an additional $25 billion in tax-free rental assistance and an executive order by President Biden extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021.  On April 13, 2021, the CDC issued a temporary eviction moratorium that extended eviction moratorium through June 30, 2021.  On June 24, 2021, the CDC issued an additional temporary eviction moratorium that further extended the eviction moratorium through July 31, 2021.

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

Portfolio Overview

The following table summarizes our mortgage investment portfolio at fair value as of June 30, 2021 (dollars in thousands):

	June 30, 2021
	Assets	Capital Allocation (1)	Capital Allocation (%)	Leverage (2)
Agency MBS	$725,709	$118,409	39%	5.4
Mortgage credit investments
Commercial mortgage loans	74,685	53,754	18%	0.4
Residential MBS	24,995	24,995	8%	—
Business purpose loan residential MBS (3)	22,731	22,731	8%	—
Small balance commercial MBS	3,915	3,915	1%	—
Other	3,425	3,425	1%	—
Total mortgage credit investments	129,751	108,820	36%	0.2
MSR financing receivables	74,652	74,652	25%	—
Total mortgage investments	$930,112	$301,881	100%	2.2

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities and net contractual forward purchase price of our TBA commitments less our cash and cash equivalents compared to our investable capital.

(3)	Includes our net investment of $11,849 in a VIE with gross assets and liabilities of $40,413 and $28,564, respectively, that is consolidated for GAAP financial reporting purposes.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of June 30, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized (Loss) Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.0%	$466,229	$12,645	$478,874	$(6,111)	$472,763	$101.40	2.00%	7.9
2.5%	242,469	13,282	255,751	(2,818)	252,933	104.32	2.50%	6.4
5.5%	11	—	11	2	13	116.51	5.50%	4.9
Total/weighted-average	$708,709	$25,927	$734,636	$(8,927)	$725,709	$102.40	2.17%	7.4

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized (Loss) Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$520,041	$18,117	$538,158	$(5,702)	$532,456	$102.39	2.17%	7.5
Freddie Mac	188,668	7,810	196,478	(3,225)	193,253	102.43	2.18%	7.0
Total/weighted-average	$708,709	$25,927	$734,636	$(8,927)	$725,709	$102.40	2.17%	7.4

The annualized prepayment rate for our agency MBS was 6.34% for the three months ended June 30, 2021. As of June 30, 2021, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 58% in specified pools of low balance loans, approximately 28% in specified pools of loans originated in certain geographical areas and approximately 14% in specified pools of new production serviced by banks. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately one-half of a percentage point as of June 30, 2021.

Our agency MBS portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments. Information about our net long TBA positions as of June 30, 2021 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
1.5% 30-year MBS purchase commitments	$100,000	$98,250	$98,055	$(195)
1.5% 30-year MBS sale commitments	(100,000)	(97,674)	(98,055)	(381)
2.0% 30-year MBS purchase commitments	125,000	125,445	126,221	776
2.0% 30-year MBS sale commitments	(125,000)	(125,488)	(126,221)	(733)
2.5% 30-year MBS purchase commitments	25,000	25,855	25,854	(1)
2.5% 30-year MBS sale commitments	(25,000)	(25,781)	(25,854)	(73)
Total net long agency TBA dollar roll positions	$—	$607	$—	$(607)

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

Mortgage Credit Investment Portfolio

As of June 30, 2021, our mortgage credit investment portfolio was primarily comprised of a $74.7 million commercial mortgage loans secured by a first lien position in healthcare facilities and $55.1 million in non-agency MBS investments collateralized by pools of residential mortgage loans, business purpose residential mortgage loans and small balance commercial mortgage loans, including an $11.8 million net investment in a consolidated variable interest entity (“VIE”).  The following table presents further information about our mortgage credit investments as of June 30, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price
Commercial mortgage loans	$74,685	$—	$74,685	$—	$74,685	$100.00
Residential MBS	27,481	(2,534)	24,947	48	24,995	90.59
Business purpose residential MBS (2)	24,593	1,603	26,196	(3,465)	22,731	93.70
Commercial MBS	6,000	(787)	5,213	(1,298)	3,915	64.73
Other	5,061	(1,635)	3,426	(1)	3,425	67.67
Total/weighted-average	$137,820	$(3,353)	$134,467	$(4,716)	$129,751	$94.28

(1)	For investments in mortgage credit securities, includes contractual accrued interest receivable.
(2)	Includes our net investment of $11,849 in a VIE with gross assets and liabilities of $40,413 and $28,564, respectively, that is consolidated for GAAP financial reporting purposes.

MSR Financing Receivables

As of June 30, 2021, we had $74.7 million of MSR financing receivable investments at fair value.  We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty.  The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly.  The transactions are accounted for as a financing receivable in our consolidated financial statements.  The following table presents further information about our MSR financing receivable investments as of June 30, 2021 (dollars in thousands):

Underlying MSR
Holder of Loans	UPB	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Financing Receivable Fair Value
Fannie Mae	$6,838,328	2.94%	0.26%	9 months	1.04%	4.08	$74,652

(1)	Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of June 30, 2021, the interest rate hedging instruments primarily used by us were centrally cleared interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date.  Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period.  Information about our outstanding interest rate swap agreements in effect as of June 30, 2021 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$200,000	0.10%	0.04%	(0.06)%	2.4
3 to less than 7 years	75,000	0.89%	0.19%	(0.70)%	6.5
7 to less than 10 years	250,000	1.12%	0.17%	(0.95)%	9.4
Total / weighted-average	$525,000	0.70%	0.12%	(0.58)%	6.3

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that are either long or short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by purchasing or delivering the underlying U.S. Treasury note. Information about our outstanding U.S. Treasury note futures contracts as of June 30, 2021 is as follows (dollars in thousands):

	Maturity Date	Notional Amount
Long 10-year U.S. Treasury note futures	September 2021	$45,000

Single-Family Rental

On August 5, 2021, we entered into an agreement with an experienced real estate investment management institution which will enable us to acquire, lease and operate single-family homes as rental properties.  Pursuant to the agreement, we have committed to invest a minimum of $50 million in capital to a single-family rental investment strategy.  We anticipate having the ability to, and will seek to obtain, leverage on our invested capital.

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

Three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020

The following table presents the net income (loss) available (attributable) to common stock reported for the three and six months ended June 30, 2021 and 2020, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$7,045	$6,134	$13,304	$31,107
Interest expense	1,958	2,369	4,459	18,201
Net interest income	5,087	3,765	8,845	12,906
Investment (loss) gain, net	(9,032)	9,797	(15,795)	(90,271)
General and administrative expenses	(3,190)	(3,328)	(5,827)	(6,571)
(Loss) income before income taxes	(7,135)	10,234	(12,777)	(83,936)
Income tax (benefit) provision	(76)	—	322	—
Net (loss) income	(7,059)	10,234	(13,099)	(83,936)
Dividend on preferred stock	(723)	(758)	(1,446)	(1,532)
Net (loss) income (attributable) available to common stock	$(7,782)	$9,476	$(14,545)	$(85,468)
Diluted (loss) earnings per common share	$(0.24)	$0.26	$(0.44)	$(2.33)
Weighted-average diluted common shares outstanding	33,066	36,666	33,123	36,665

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) increased $1.3 million, or 34.2%, from $3.8 million for the three months ended June 30, 2020 to $5.1 million for the three months ended June 30, 2021. GAAP net interest income decreased $4.1 million, or 31.8%, from $12.9 million for the six months ended June 30, 2020 to $8.8 million for the six months ended June 30, 2021.

The components of GAAP net interest income from our MBS portfolio are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$735,641	$2,984	1.62%	$667,355	$3,517	2.11%
Mortgage credit investments	91,858	1,770	7.71%	115,818	2,083	7.19%
Mortgage loans of consolidated VIE	53,534	776	5.80%	—	—
MSR financing receivable	52,075	1,390	10.68%	—	—
Other	—	125		—	534
	$933,108	7,045	3.02%	$783,173	6,134	3.13%
Repurchase agreements	$652,624	(403)	(0.24)%	$559,880	(1,154)	(0.82)%
Long-term unsecured debt	73,054	(1,150)	(6.30)%	74,339	(1,215)	(6.54)%
Secured debt of consolidated VIE	38,152	(405)	(4.25)%	—	—
	$763,830	(1,958)	(1.02)%	$634,219	(2,369)	(1.49)%
Net interest income/spread (1)		$5,087	2.56%		$3,765	2.31%
Net interest margin (1)			2.67%			2.54%

	Six Months Ended June 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$726,365	$5,768	1.59%	$1,989,497	$26,905	2.70%
Mortgage credit investments	78,199	3,039	7.77%	101,438	3,525	6.95%
Mortgage loans of consolidated VIE	68,398	2,463	7.20%	—	—
MSR financing receivable	33,754	1,748	10.36%	—	—
Other	—	286		—	677
	$906,716	13,304	2.93%	$2,090,935	31,107	2.98%
Repurchase agreements	$603,233	(891)	(0.29)%	$1,861,110	(15,746)	(1.67)%
Long-term unsecured debt	73,050	(2,301)	(6.30)%	74,532	(2,455)	(6.59)%
Secured debt of consolidated VIE	53,939	(1,267)	(4.70)%	—	—
	$730,222	(4,459)	(1.22)%	$1,935,642	(18,201)	(1.86)%
Net interest income/spread (1)		$8,845	2.28%		$12,906	1.31%
Net interest margin (1)			2.46%			1.47%

(1)	Net interest spread and net interest margin rates exclude interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our mortgage investment activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	vs.			vs.
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(893)	$360	$(533)	$(4,056)	$(17,081)	$(21,137)
Mortgage credit investments	96	(409)	(313)	352	(838)	(486)
Mortgage loans of consolidated VIE	—	776	776	—	2,463	2,463
MSR financing receivable	—	1,390	1,390	—	1,748	1,748
Other	—	(409)	(409)	—	(391)	(391)
Repurchase agreements	939	(188)	751	4,212	10,643	14,855
Long-term unsecured debt	44	21	65	110	44	154
Secured debt of consolidated VIE	—	(405)	(405)	—	(1,267)	(1,267)
	$186	$1,136	$1,322	$618	$(4,679)	$(4,061)

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

Below is a reconciliation of economic net interest income, a non-GAAP financial measure, to net interest income determined in accordance with GAAP (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Economic net interest income	$5,678	$3,929	$9,562	$13,767
TBA dollar roll income	(1,778)	(170)	(2,614)	(275)
Interest rate swap net interest expense (income)	1,187	6	1,897	(586)
Net interest income determined in accordance with GAAP	$5,087	$3,765	$8,845	$12,906

The components of our economic net interest income are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$735,641	$2,984	1.62%	$667,355	$3,517	2.11%
Mortgage credit investments	91,858	1,770	7.71%	115,818	2,083	7.19%
Mortgage loans of consolidated VIE	53,534	776	5.80%	—	—
MSR financing receivable	52,075	1,390	10.68%	—	—
TBA dollar rolls (1)	314,494	1,778	2.26%	50,249	170	1.35%
Other	—	125		—	534
Repurchase agreements	652,624	(403)	(0.24)%	559,880	(1,154)	(0.82)%
Interest rate swaps (2)	658,889	(1,187)	(0.72)%	122,222	(6)	(0.02)%
Long-term unsecured debt	73,054	(1,150)	(6.30)%	74,339	(1,215)	(6.54)%
Secured debt of consolidated VIE	38,152	(405)	(4.25)%	—	—
Economic net interest income/margin (3)		$5,678	2.19%		$3,929	2.47%

	Six Months Ended June 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$726,365	$5,768	1.59%	$1,989,497	$26,905	2.70%
Mortgage credit investments	78,199	3,039	7.77%	101,438	3,525	6.95%
Mortgage loans of consolidated VIE	68,398	2,463	7.20%	—	—
MSR financing receivable	33,754	1,748	10.36%	—	—
TBA dollar rolls (1)	218,947	2,614	2.39%	46,999	275	1.17%
Other	—	286		—	677
Repurchase agreements	603,233	(891)	(0.29)%	1,861,110	(15,746)	(1.67)%
Interest rate swaps (2)	582,344	(1,897)	(0.65)%	1,270,063	586	0.09%
Long-term unsecured debt	73,050	(2,301)	(6.30)%	74,352	(2,455)	(6.60)%
Secured debt of consolidated VIE	53,939	(1,267)	(4.70)%	—	—
Economic net interest income/margin (3)		$9,562	2.11%		$13,767	1.52%

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

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	vs.			vs.
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(893)	$360	$(533)	$(4,056)	$(17,081)	$(21,137)
Mortgage credit investments	96	(409)	(313)	352	(838)	(486)
Mortgage loans of consolidated VIE	—	776	776	—	2,463	2,463
MSR financing receivable	—	1,390	1,390	—	1,748	1,748
TBA dollar rolls	712	896	1,608	1,333	1,006	2,339
Other	—	(409)	(409)	—	(391)	(391)
Repurchase agreements	939	(188)	751	4,212	10,643	14,855
Interest rate swaps	(1,153)	(28)	(1,181)	(2,165)	(318)	(2,483)
Long-term unsecured debt	44	21	65	110	44	154
Secured debt of consolidated VIE	—	(405)	(405)	—	(1,267)	(1,267)
	$(255)	$2,004	$1,749	$(214)	$(3,991)	$(4,205)

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) on agency MBS investments, net	$7,130	$4,408	$(22,085)	$27,926
Gain (loss) on mortgage credit investments, net	225	3,217	1,818	(17,207)
(Loss) gain on MSR financing receivable	(2,021)	—	3,936	—
TBA commitments, net:
TBA dollar roll income	1,778	170	2,614	275
Other (loss) gain from TBA commitments, net	(890)	41	(10,122)	4,834
Total gain (loss) on TBA commitments, net	888	211	(7,508)	5,109
Interest rate derivatives:
Net interest (expense) income on interest rate swaps	(1,187)	(6)	(1,897)	586
Other (loss) gain from interest rate derivative instruments, net	(14,684)	(602)	8,967	(107,652)
Total (loss) gain on interest rate derivatives, net	(15,871)	(608)	7,070	(107,066)
Other derivatives, net	—	—	—	(1,040)
Other investments, net	617	2,569	974	2,007
Investment (loss) gain, net	$(9,032)	$9,797	$(15,795)	$(90,271)

As of the end of 2020, our agency MBS portfolio’s asset and hedge construct was modestly biased toward lower interest rates.  During the three months ended March 31, 2021, our agency MBS investments and TBA commitments underperformed relative to our interest rate hedging instruments in response to the significant increases in long-term interest rates during that period.  During the three months ended June 30, 2021, agency MBS spreads widened which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments during that period.

During the six months ended June 30, 2020, agency MBS spreads widened significantly which resulted in the underperformance of our investments in agency MBS and TBA commitments relative to our interest rate hedging instruments. During the three months ended June 30, 2020, agency MBS spreads narrowed, in part due to the improved liquidity and functioning of the financial markets.

Mortgage credit investments prices declined substantially during the six months ended June 30, 2020 as spreads widened significantly due to severe dislocations in the market for non-agency MBS along with uncertainty surrounding the extent of potential credit losses due to the economic downturn. During the three months ended June 30, 2020, mortgage credit spreads narrowed somewhat on certain classes of instruments leading to the recognition of net gains on such investments.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 3.0%, from $3.3 million for the three months ended June 30, 2020 to $3.2 million for the three months ended June 30, 2021. General and administrative expenses decreased by $0.8 million, or 12.1%, from $6.6 million for the six months ended June 30, 2020 to $5.8 million for the six months ended June 30, 2021. The decrease in general and administrative expenses for the six months ended June 30, 2021 is primarily due to a decrease in compensation and benefits expense.

Compensation and benefits expense decreased by $0.1 million, or 5.3%, from $1.9 million for the three months ended June 30, 2020 to $1.8 million for the three months ended June 30, 2021. Compensation and benefits expense decreased by $0.6 million, or 15.8%, from $3.8 million for the six months ended June 30, 2020 to $3.2 million for the six months ended June 30, 2021. The decrease in compensation and benefits for the six months ended June 30, 2021 is primarily due to a decrease in management cash incentive compensation.

Other general and administrative expenses decreased by $0.1 million, or 7.1%, from $1.4 million for the three months ended June 30, 2020 to $1.3 million for the three months ended June 30, 2021. Other general and administrative expenses decreased by $0.2 million, or 7.1%, from $2.8 million for the six months ended June 30, 2020 to $2.6 million for the three months ended June 30, 2021.

Income Tax Provision

Our taxable REIT subsidiaries (“TRSs”) are subject to U.S. federal and state corporate income taxes.  As a result, for the three and six months ended June 30, 2021, we recognized a (benefit) provision for income taxes of $(0.1) and $0.3 million on the pre-tax net income of our TRSs.  As noted in “Non-GAAP Core Operating Income” below, our computation of non-GAAP core operating income includes a provision for income taxes on the core operating income of our TRSs.  TRS core operating income is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses.  In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS core operating income and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment gain (loss) net.”  Below is a reconciliation of the income tax provision for TRS core operating income, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax provision for TRS core operating income	$61	$—	$72	$—
Income tax (benefit) provision for TRS investment gains, net	(137)	—	250	—
GAAP income tax (benefit) provision	$(76)	$—	$322	$—

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with GAAP, we also report “non-GAAP core operating income.” We define core operating income as “economic net interest income” less “core general and administrative expenses,” “income tax provision for TRS core operating income” and preferred stock dividends.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net interest income	$5,087	$3,765	$8,845	$12,906
TBA dollar roll income	1,778	170	2,614	275
Interest rate swap net interest (expense) income	(1,187)	(6)	(1,897)	586
Economic net interest income	5,678	3,929	9,562	13,767
Core general and administrative expenses	(2,653)	(2,734)	(4,787)	(5,584)
Preferred stock dividend	(723)	(758)	(1,446)	(1,532)
Income tax provision for TRS core operating income	(61)	—	(72)	—
Non-GAAP core operating income	$2,241	$437	$3,257	$6,651

Non-GAAP core operating income per diluted common share	$0.07	$0.01	$0.10	$0.18
Weighted average diluted common shares outstanding	33,424	36,666	33,434	36,742

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP core operating income for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net (loss) income	$(7,059)	$10,234	$(13,099)	$(83,936)
Add (less):
Total investment loss (gain), net	9,032	(9,797)	15,795	90,271
Stock-based compensation expense	537	594	1,040	987
Income tax (benefit) provision for TRS investment gain (loss)	(137)	—	250	—
Preferred stock dividend	(723)	(758)	(1,446)	(1,532)
Add back:
TBA dollar roll income	1,778	170	2,614	275
Interest rate swap net interest (expense) income	(1,187)	(6)	(1,897)	586
Non-GAAP core operating income	$2,241	$437	$3,257	$6,651

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

As of June 30, 2021, our debt-to-equity leverage ratio was 3.5 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio.  Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt.  As of June 30, 2021, our “at risk” leverage ratio was 2.2 to 1.

As of June 30, 2021, the Company’s liquid assets totaled $51.8 million consisting of cash and cash equivalents of $2.3 million and unencumbered agency MBS of $49.5 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

Due to the ongoing economic impact of the COVID-19 pandemic on the financial markets, we may experience increased difficulty in our financing operations. During the period immediately after the beginning of the COVID-19 pandemic, mortgage REITs experienced severe disruptions in financing operations (including the cost, attractiveness and availability of financing), in particular the ability to utilize repurchase financing and the margin requirements related to such financing.  While funding conditions have improved significantly since mid-2020, if the ongoing economic impact of COVID-19 were to, again, cause severe disruptions in financing operations, we could experience an unwillingness or inability of our potential lenders to provide us with, or renew, financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business.

We are continuing to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we took steps to lower our repurchase agreement leverage and maintain what we believe to be a sufficient liquidity position.

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

Cash Flows

As of June 30, 2021, our cash totaled $6.8 million, which included cash and cash equivalents of $2.3 million and restricted cash of a consolidated VIE of $4.5 million, representing a net decrease of $33.2 million from $40.0 million as of December 31, 2020. Cash provided by operating activities of $2.1 million during the six months ended June 30, 2021 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $3.9 million during the six months ended June 30, 2021 was primarily generated by purchases of new agency MBS, mortgage credit securities, a mortgage loan and MSR financing receivables as well as net payments for settlements and deposits for margin on our interest rate derivative instruments, offset by sales of agency MBS and mortgage credit securities, receipt of principal payments from agency MBS and principal receipts on mortgage loans of a consolidated VIE. Cash used in financing activities of $31.4 million during the six months ended June 30, 2021 was primarily from net repayments of secured debt of a consolidated VIE, dividend payments to stockholders and from repurchases of our common stock, partially offset by proceeds from repurchase agreements.

Debt Capital

Long-Term Unsecured Debt

As of June 30, 2021, we had $73.1 million of total long-term unsecured debt, net of unamortized debt issuance costs of $0.6 million. Our 6.625% Senior Notes due 2023 with a principal amount of $23.8 million outstanding as of June 30, 2021 accrue and require payment of interest quarterly at an annual rate of 6.625% and mature on May 1, 2023. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of June 30, 2021 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our trust preferred debt with a principal amount of $15.0 million outstanding as of June 30, 2021 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Each of our unsecured notes may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest.

Subsequent to June 30, 2021, we completed a public offering on July 15, 2021 of $37.8 million of 6.00% Senior Notes due 2026 and received net proceeds of $36.6 million after deducting underwriter discounts.  On July 7, 2021, we issued a notice of redemption for all $23.8 million principal amount of our outstanding Senior Notes due 2023 on August 6, 2021 at a redemption price of 100% of the principal amount plus unpaid interest thereon.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

June 30, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$673,655
Agency MBS collateral, at fair value (1)	710,630
Net amount (2)	36,975
Weighted-average rate	0.09%
Weighted-average term to maturity	13.6 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,931
Mortgage loans collateral, at fair value	29,901
Net amount (2)	8,970
Weighted-average rate	2.59%
Weighted-average term to maturity	307.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$694,586
Mortgage investments collateral, at fair value	740,531
Net amount (2)	45,945
Weighted-average rate	0.17%
Weighted-average term to maturity	22.4 days
Maximum amount outstanding at any month-end during the period	$694,586

(1)	Includes $34,456 at sale price of unsettled agency MBS sale commitments which are included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.
(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of June 30, 2021, we had outstanding repurchase agreement balances with 8 counterparties and have master repurchase agreements in place with a total of 17 counterparties located throughout North America, Europe and Asia. As of June 30, 2021, no more than 3.9% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 14.6% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of June 30, 2021:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	5	57.9%
Europe	1	18.2%
Asia	2	23.9%
	8	100.0%

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

As of June 30, 2021, we had outstanding interest rate swaps and U.S. Treasury note futures with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (dollars in thousands):

	June 30, 2021
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$525,000	$15,293
10-year U.S. Treasury note futures	45,000	686

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024.  As of June 30, 2021, we have fully funded the total minimum commitment. At any time prior to minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, the mortgage servicing counterparty could utilize leverage on the MSRs that are subject to our MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to us.  The lender providing the leverage to our mortgage servicing counterparty would have a secured interest in the MSRs pledged under a credit facility between the lender and our mortgage servicing counterparty.  Under our mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call.  If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position that are referenced to our MSR financing receivable to satisfy the loan obligation and thereby reducing the value of our MSR financing receivable.  As of June 30, 2021, we have not requested the mortgage servicing counterparty to utilize any leverage on the MSRs that are subject to our MSR financing receivable.

Our mortgage servicing counterparty may also pledge MSRs subject to other similar MSR financing receivable relationships with other third parties as collateral under the same credit facility that have a pledge of the MSRs referenced to our MSR financing receivable.  If such third party to another MSR financing receivable were unable to satisfy a margin call on its referenced pool of MSRs and the value of such MSRs were insufficient to satisfy the corresponding debt obligation to the lender, the lender would have recourse to the MSRs referenced to our MSR financing receivable.  In such case, if the mortgage servicing counterparty to our MSR financing receivable fails to satisfy such third party’s shortfall, the lender could liquidate the MSRs to which our MSR financing receivables are referenced if we did not fund such remaining margin deficiency.  As a result of this cross collateralization of our mortgage servicing counterparty’s credit facility, the value of our MSR financing receivables may be adversely impacted by the inability of our mortgage servicing counterparty’s other contracted parties to meet their margin calls.  As of June 30, 2021, there are no borrowings outstanding under our mortgage servicing counterparty’s credit facility.

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

Investment Commitments

As of June 30, 2021, we are a party to a participation agreement pursuant to which we have committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, we fund the last $30 million of advances under the revolving credit facility.  As of June 30, 2021, our unfunded commitment was $30 million.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our Class A common stock.

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

During the three and six months ended June 30, 2021, there were no issuances of common stock under the common equity distribution agreements.  As of June 30, 2021, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

As of June 30, 2021, we had remaining availability of 15,239,159 shares of Class A common stock remain available for repurchase under the Repurchase Program.

Preferred Stock

As of June 30, 2021, we had Series B Preferred Stock outstanding with a liquidation preference of $8.4 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of June 30, 2021, we had Series C Preferred Stock outstanding with a liquidation preference of $27.9 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

Preferred Equity Distribution Agreement

We are party to an amended and restated equity distribution agreement with JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc., pursuant to which we may offer and sell, from time to time, shares of our Series B Preferred Stock. Pursuant to the Series B preferred equity distribution agreement, shares of our Series B Preferred stock may be offered and sold through the preferred equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

During the three and six months ended June 30, 2021, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. As of June 30, 2021, we had 1,645,961 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

Off-Balance Sheet Arrangements and Other Commitments

As of June 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of June 30, 2021 and December 31, 2020, we had consolidated for financial reporting purposes one securitization trust for which we determined that our investment provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  We were not required to consolidate for financial reporting purposes any other VIEs as of June 30, 2021 and December 31, 2020, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities.

As of June 30, 2021, we were party to a participation agreement pursuant to which we had committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, we fund the last $30 million of advances under the revolving credit facility.  Any draws under the revolving credit facility bear interest at one-month LIBOR plus 3.75% with a LIBOR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower.  The borrower is also required to pay an unused commitment fee of 0.50%.  As of June 30, 2021, our unfunded commitment was $30 million.

As of June 30, 2021 and December 31, 2020, we had not guaranteed any obligations of unconsolidated entities.  As of June 30, 2021, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.  As of December 31, 2020, we had not entered into any commitment or intent to provide funding to unconsolidated entities.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2021
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$725,709	$703,923	$743,231
TBA commitments	(607)	(607)	(607)
MSR financing receivable	74,652	79,381	65,037
Interest rate swaps	(944)	14,849	(16,733)
U.S. Treasury note futures	105	(1,677)	1,887
Equity available to common stock	192,419	189,371	186,317
Book value per common share	$5.94	$5.84	$5.75
Book value per common share percent change		(1.58)%	(3.17)%

	June 30, 2021
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$725,709	$679,484	$756,004
TBA commitments	(607)	(607)	(607)
MSR financing receivable	74,652	81,290	45,772
Interest rate swaps	(944)	30,640	(32,524)
U.S. Treasury note futures	105	(3,458)	3,668
Equity available to common stock	192,419	180,851	165,816
Book value per common share	$5.94	$5.58	$5.12
Book value per common share percentage change		(6.01)%	(13.83)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 6.8 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of June 30, 2021.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2021
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$725,709	$720,792	$730,626
TBA	(607)	(607)	(607)
Equity available to common stock	192,419	187,502	197,336
Book value per common share	$5.94	$5.79	$6.09
Book value per common share percent change		(2.56)%	2.56%

	June 30, 2021
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$725,709	$712,709	$738,709
TBA commitments	(607)	(607)	(607)
Equity available to common stock	192,419	179,419	205,419
Book value per common share	$5.94	$5.54	$6.34
Book value per common share percent change		(6.76)%	6.76%

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On October 26, 2015, we announced that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to 2,000,000 shares of Class A common stock (the “Repurchase Program”). On July 31, 2020, we announced that our Board of Directors authorized an increase in the Repurchase Program pursuant to which we may repurchase up to 18,000,000 shares of Class A common stock, inclusive of 56,090 shares previously available to be repurchased under the prior authorization.  As of June 30, 2021, we had repurchased 2,760,841 shares of Class A common stock and there remain available for repurchase 15,239,159 shares of Class A common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our Class A common stock during the three months ended June 30, 2021, by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
April 1, 2021 - April 30, 2021	—	$—	—	16,094,994
May 1, 2021 - May 31, 2021	62,815	3.94	62,815	16,032,179
June 1, 2021 - June 30, 2021	793,020	4.07	793,020	15,239,159
Total	855,835	$4.06	855,835	15,239,159

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

4.15

First Supplemental Indenture dated as of July 15, 2021 between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

4.16	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

10.01

Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2021 and incorporated by reference herein). †

10.02

Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 17, 2021). †

10.03

Form of Deferred Stock Unit Award Agreement under Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 17, 2021). †

10.04

Form of Performance Restricted Stock Unit Award Agreement under Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 17, 2021). †

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

Exhibit Number	Exhibit Title
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2021 and 2020 and for the Three Months Ended June 30, 2021 and 2020; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020.

†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 9, 2021