Form 10-Q
period 2021-09-30
Arlington Asset Investment Corp.
filed 2021-11-09
CIK 1209028

```11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 29, 2021:

Title	Outstanding
Class A Common Stock	31,479,419 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$21,166	$28,796
Restricted cash	217	—
Restricted cash of consolidated VIE	3,267	11,169
Agency mortgage-backed securities, at fair value	637,718	970,880
MSR financing receivables, at fair value	112,834	9,346
Mortgage credit securities, at fair value	25,477	26,660
Mortgage loans, at fair value	29,800	45,000
Mortgage loans of consolidated VIE, at fair value	16,516	93,283
Interest receivable of consolidated VIE	67	545
Single-family residential real estate	9,407	—
Derivative assets, at fair value	2,004	258
Deposits	6,114	6,306
Other assets	15,022	20,146
Total assets	$879,609	$1,212,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$553,983	$655,212
Secured debt of consolidated VIE, at fair value	7,350	93,627
Interest payable of consolidated VIE	52	321
Derivative liabilities, at fair value	3,020	221
Purchased securities payable	—	139,013
Other liabilities	4,626	4,698
Long-term unsecured debt	85,901	73,027
Total liabilities	654,932	966,119
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 358,992 and 336,273, shares issued and outstanding, respectively (liquidation preference of $8,975 and $8,407, respectively)	8,493	7,933
Series C Preferred stock, $0.01 par value, 1,117,034 shares issued and outstanding (liquidation preference of $27,926)	27,356	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 31,618,567 and 33,517,018 shares issued and outstanding, respectively	316	335
Additional paid-in capital	2,034,310	2,040,918
Accumulated deficit	(1,845,798)	(1,830,272)
Total stockholders’ equity	224,677	246,270
Total liabilities and stockholders’ equity	$879,609	$1,212,389

	September 30, 2021	December 31, 2020
Assets and liabilities of consolidated VIE
Restricted cash	$3,267	$11,169
Interest receivable	67	545
Mortgage loans, at fair value	16,516	93,283
Secured debt, at fair value	(7,350)	(93,627)
Interest payable	(52)	(321)
Net investment in consolidated VIE	$12,448	$11,049

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Agency mortgage-backed securities	$2,660	$2,808	$8,428	$29,713
Mortgage credit securities	766	1,095	1,969	3,084
Loans	481	1,122	2,317	2,658
Mortgage loans of consolidated VIE	301	—	2,764	—
MSR financing receivables	1,945	—	3,693	—
Interest and other income	193	385	479	1,062
Total interest income	6,346	5,410	19,650	36,517
Interest expense
Short-term secured debt	306	470	1,197	16,216
Long-term unsecured debt	1,435	1,162	3,736	3,617
Secured debt of consolidated VIE	173	—	1,440	—
Total interest expense	1,914	1,632	6,373	19,833
Net interest income	4,432	3,778	13,277	16,684
Single-family property operating expenses	36	—	36	—
Investment (loss) gain, net
Gain (loss) on mortgage investments, net	2,551	2,696	(13,780)	13,415
(Loss) gain from derivative instruments, net	(3,327)	487	(3,765)	(102,510)
Other, net	(537)	769	437	2,776
Total investment (loss) gain, net	(1,313)	3,952	(17,108)	(86,319)
General and administrative expenses
Compensation and benefits	1,888	1,774	5,124	5,529
Other general and administrative expenses	1,009	1,197	3,600	4,013
Total general and administrative expenses	2,897	2,971	8,724	9,542
Income (loss) before income taxes	186	4,759	(12,591)	(79,177)
Income tax provision	436	—	758	—
Net (loss) income	(250)	4,759	(13,349)	(79,177)
Dividend on preferred stock	(731)	(726)	(2,177)	(2,258)
Net (loss) income (attributable) available to common stock	$(981)	$4,033	$(15,526)	$(81,435)
Basic (loss) earnings per common share	$(0.03)	$0.12	$(0.47)	$(2.26)
Diluted (loss) earnings per common share	$(0.03)	$0.12	$(0.47)	$(2.26)
Weighted-average common shares outstanding (in thousands)
Basic	31,927	34,655	32,720	35,990
Diluted	31,927	34,697	32,720	35,990

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

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (continued)

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270
Net loss	—	—	—	—	—	—	—	(6,040)	(6,040)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	101,818	1	(1)	—	—
Repurchase of Class A common stock	—	—	—	—	(137,655)	(1)	(522)	—	(523)
Stock-based compensation	—	—	—	—	—	—	503	—	503
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, March 31, 2021	336,273	$7,933	1,117,034	$27,356	33,481,181	$335	$2,040,898	$(1,837,035)	$239,487
Net loss	—	—	—	—	—	—	—	(7,059)	(7,059)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	76,592	1	(1)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(22,000)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(855,835)	(9)	(3,481)	—	(3,490)
Stock-based compensation	—	—	—	—	—	—	537	—	537
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, June 30, 2021	336,273	$7,933	1,117,034	$27,356	32,679,938	$327	$2,037,953	$(1,844,817)	$228,752
Net loss	—	—	—	—	—	—	—	(250)	(250)
Issuance of preferred stock	22,719	560	—	—	—	—	—	—	560
Repurchase of Class A common stock	—	—	—	—	(1,059,980)	(11)	(4,084)	—	(4,095)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	19,694	—	—	—	—
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(21,085)	—	(79)	—	(79)
Stock-based compensation	—	—	—	—	—	—	520	—	520
Dividends declared	—	—	—	—	—	—	—	(731)	(731)
Balances, September 30, 2021	358,992	$8,493	1,117,034	$27,356	31,618,567	$316	$2,034,310	$(1,845,798)	$224,677

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,349)	$(79,177)
Adjustments to reconcile net loss to net cash provided by operating activities
Total investment loss, net	17,108	86,319
Net (discount) premium (accretion) amortization	(2,742)	6,568
Other	1,700	1,805
Changes in operating assets
Interest receivable	892	9,074
Other assets	(339)	4,148
Changes in operating liabilities
Interest payable and other liabilities	2,178	(4,075)
Accrued compensation and benefits	(509)	(1,582)
Net cash provided by operating activities	4,939	23,080
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(607,659)	(649,274)
Purchases of mortgage credit securities	(28,356)	(163,529)
Purchases of loans	(29,967)	(25,000)
Purchases of MSR financing receivables	(96,157)	—
Purchases of single-family residential real estate	(9,419)	—
Proceeds from sales of agency mortgage-backed securities	724,611	3,654,467
Proceeds from sales of mortgage credit securities	31,702	122,100
Receipt of principal payments on agency mortgage-backed securities	49,938	196,199
Receipt of principal payments on mortgage credit securities	70	2,163
Receipt of principal payments on loans	45,167	—
Receipt of principal payments on mortgage loans of consolidated VIE	78,861	—
Receipt of distributions on MSR financing receivables	3,816	—
Restricted cash balance of consolidated VIE upon consolidation	—	8,658
Payments for derivatives and deposits, net	(2,481)	(65,211)
Other	4,555	(10,776)
Net cash provided by investing activities	164,681	3,069,797
Cash flows from financing activities:
Repayments of repurchase agreements, net	(101,229)	(3,072,498)
Repayments of secured debt of consolidated VIE, net	(86,467)	—
Repurchase of common stock	(8,109)	(8,911)
Repurchase of preferred stock	—	(1,603)
Proceeds from issuance of preferred stock	559	—
Issuance of long-term unsecured debt	36,316	—
Redemption of long-term unsecured debt	(23,821)	—
Repurchase of long-term unsecured debt	(7)	(1,308)
Dividends paid	(2,177)	(10,592)
Other	—	(66)
Net cash used in financing activities	(184,935)	(3,094,978)
Net decrease in cash, cash equivalents and restricted cash	(15,315)	(2,101)
Cash, cash equivalents and restricted cash, beginning of period	39,965	19,636
Cash, cash equivalents and restricted cash, end of period	$24,650	$17,535
Supplemental cash flow information:
Cash payments for interest	$6,111	$23,728
Cash payments for taxes	$—	$—
Cash receipt for refund of prior alternative minimum tax payments	$—	$4,566

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses primarily on investing in mortgage related assets and residential real estate.  The Company’s investment capital is currently allocated between agency mortgage-backed securities (“MBS”), mortgage servicing right (“MSR”) related assets, mortgage credit investments and single-family residential (“SFR”) properties.

The Company’s agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”).  The Company’s MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.  The Company’s mortgage credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”).  The principal and interest of the Company’s mortgage credit investments are not guaranteed by a GSE or a U.S government agency.  The Company’s SFR investment strategy is to acquire, lease and operate single-family residential homes as rental properties.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2021 and December 31, 2020, approximately 64% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Investments in mortgage credit securities, subsequent measurement

Loans held for investment, subsequent measurement

Investments in MSR financing receivables, subsequent measurement

Investments in single-family residential properties

Note 4 Note 5 Note 6 Note 7
Consolidation of variable interest entities Borrowings	Note 8 Note 9
To-be-announced agency MBS transactions, including “dollar rolls”	Note 10
Derivative instruments	Note 10
Balance sheet offsetting	Note 11
Fair value measurements Income taxes	Note 12 Note 13

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of September 30, 2021 and December 31, 2020, the fair value of the Company’s investments in agency MBS was $637,718 and $970,880, respectively. As of

September 30, 2021, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(2,904)	$1,938	$(13,323)	$9,994
Agency MBS sold during the period	457	(80)	(11,209)	19,790
Total	$(2,447)	$1,858	$(24,532)	$29,784

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

Note 4. Investments in Mortgage Credit Securities

The Company has elected to classify its investments in mortgage credit securities as trading securities.  Accordingly, the Company’s investments in mortgage credit securities are reported in the accompanying consolidated balance sheets at fair value.  As of September 30, 2021 and December 31, 2020, the fair value of the Company’s investments in mortgage credit securities was $25,477 and $26,660, respectively.  As of September 30, 2021, the Company’s investments in mortgage credit securities primarily consist of non-agency MBS collateralized by pools of residential mortgage loans, business purpose residential mortgage loans or smaller balance commercial mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gains (losses) recognized in earnings for:
Mortgage credit securities still held at period end	$(165)	$716	$1,017	$(3,523)
Mortgage credit securities sold during the period	90	(303)	37	(12,846)
Total	$(75)	$413	$1,054	$(16,369)

Note 5. Loans Held for Investment

As of September 30, 2021 and December 31, 2020, the Company held loans secured by first lien positions in commercial real estate with an aggregate outstanding principal outstanding principal balance of $29,800 and $45,000, respectively.

As of September 30, 2021, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $29,800 that was purchased by the Company at par in April 2021.  The loan bears interest at a floating note rate equal to one-month LIBOR plus 5.50%.  The maturity date of the loan is March 23, 2022 with a one-year extension available at the option of the borrower.  The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

As of December 31, 2020, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $45,000.  In July 2021, the Company received full repayment of its loan investment.  The loan bore interest at a floating note rate equal to one-month LIBOR plus 4.25% with a LIBOR floor of 2.00%.  The maturity date of the loan was December 31, 2021 with a one-year extension available at the option of the borrower.  The loan had an initial interest-only period of one year followed by principal amortization based upon a 30-year amortization schedule beginning in 2021 with the remaining principal balance due at loan maturity.

The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of September 30, 2021 and December 31, 2020, the Company’s investments were $29,800 and $45,000, respectively, at fair value.  The Company recognizes interest income on its loan investments based upon the contractual note rate of the loans.

As of September 30, 2021, the Company was party to a participation agreement pursuant to which the Company has committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, the Company funds the last $30,000 of advances under the revolving credit facility.  Any draws under the revolving credit facility bear interest at one-month LIBOR plus 3.75% with a LIBOR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower.  The borrower is also required to pay an unused commitment fee of 0.50%.  As of September 30, 2021, the Company’s unfunded commitment was $30,000.

Note 6. Investments in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly.  However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return.  At the Company’s election, the mortgage servicing counterparty could utilize leverage on the MSRs that are subject to the Company’s MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to the Company.   Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund its advances of delinquent payments on the serviced pool of mortgage loans with the mortgage servicing counterparty required to return to the Company any subsequent servicing advances collected.  The Company has committed to invest a total minimum of $50,000 in capital with the counterparty with $25,000 of the minimum commitment expiring on December 31, 2023 and $25,000 of the minimum commitment expiring on April 1, 2024.

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

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s investments in MSR financing receivables was $112,834 and $9,346, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance at period beginning	$74,652	$9,346
Capital investments	35,601	95,223
Capital distributions	(3,816)	(3,816)
Accretion of interest income	1,945	3,693
Changes in valuation inputs and assumptions	4,452	8,388
Balance at period end	$112,834	$112,834

Note 7. Investments in Single-Family Residential Properties

The Company is party to an agreement with a third-party investment firm to identify, acquire and manage investments in SFR properties on behalf of the Company.  Under the terms of the agreement, the Company has committed to fund up to $50,000 of capital to fund the acquisition of SFR properties.  Under the terms of the agreement, the Company is obligated to pay the third-party firm a minimum fee plus an incentive fee equal to a percentage of the total investment return in excess of a hurdle rate of return.  Under the terms of the agreement, if the Company were to terminate the commitment, the Company would incur termination fee equal to a fixed amount less inception to date minimum fees paid to the third-party firm.

The Company’s investments in SFR properties are initially recognized on the settlement date of their acquisition at cost.  The Company allocates the initial acquisition cost of each property to land and building on the basis of their relative fair values at the time of acquisition.  To determine the relative fair value of land and building at the time of acquisition, the Company uses available market data, such as property specific county tax assessment records.

Subsequent to the acquisition of a property, expenditures which improve or extend the life of the property are capitalized as a component of the property’s cost basis.  Expenditures for ordinary maintenance and repairs are recognized as an expense as incurred and are reported as a component of “single-family property operating expenses” in the Company’s consolidated statements of comprehensive income.

The Company subsequently recognizes depreciation of each property’s buildings and capitalized improvements over the expected useful lives of those assets.  The Company calculates depreciation on a straight-line basis over a useful life of 27.5 years for buildings and useful lives ranging from five to 27.5 years for capitalized improvements.  The Company reports depreciation expense as a component of “single-family property operating expenses” in the Company’s consolidated statements of comprehensive income.

As of September 30, 2021, the Company had investments in 33 SFR properties for a total cost of $9,419, all of which were acquired in September 2021.  During the three and nine months ended September 30, 2021, the Company recognized $12 of depreciation expense related to its SFR properties.  The following table summarizes the Company’s net carrying amount of its SFR properties by component as of the dates indicated:

	September 30, 2021	December 31, 2020
Investments in single-family residential real estate:
Land	$1,553	$—
Buildings and improvements	7,866	—
Investments in single-family residential real estate, at cost	9,419	—
Less: accumulated depreciation	(12)	—
Investments in single-family residential real estate, net	$9,407	$—

As of September 30, 2021, the Company had commitments to acquire 75 SFR properties for an aggregate purchase price of $19,949.

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

	September 30, 2021	December 31, 2020
Restricted cash of consolidated VIE (1)	$3,267	$11,169
Mortgage loans of consolidated VIE, at fair value	16,516	93,283
Interest receivable of consolidated VIE	67	545
Secured debt of consolidated VIE, at fair value	(7,350)	(93,627)
Interest payable of consolidated VIE	(52)	(321)
Investment in consolidated VIE	$12,448	$11,049

(1)	Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE in the month following collection.

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $17,108 and $7,367, respectively, as of September 30, 2021.  The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer.  As of September 30, 2021, the weighted average net note rate to which the VIE was entitled and the weighted average coupon rate of the debt obligations of the consolidated VIE were 6.05% and 4.99%, respectively.  The debt of the consolidated VIE has recourse solely to the assets of the VIE; it has no recourse to the general credit of the Company.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”).  Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis.  Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan.  The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month.  As of September 30, 2021, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $1,306.

The Company has elected to account for the mortgage loans and debt of the consolidated VIE at fair value with changes in fair value that are not attributed to interest income or interest expense, respectively, recognized as a component of “investment gain (loss), net” in the accompanying consolidated statements of comprehensive income.

As described in further detail in “Note 2. Summary of Significant Accounting Policies,” the Company recognizes interest income for the mortgage loans of the consolidated VIE by applying the “interest method” permitted by GAAP, whereby the discount recognized at the initial recognition of each loan is accreted as an adjustment to contractual interest income accrued at the loan’s stated interest rate. The Company ceases the accrual of interest income for a mortgage loan (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  Upon placing a loan in non-accrual status, any previously accrued but uncollected interest is derecognized and a corresponding reduction to current period interest income is recorded.  The following table presents information about the accrual status of the mortgage loans of the consolidated VIE as of September 30, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$9,516	$9,857	$(341)
90 days or more past due and in non-accrual status	7,000	7,251	(251)
Total mortgage loans of consolidated VIE	$16,516	$17,108	$(592)

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of August 25, 2022 and an interest rate that resets monthly at a rate equal to one-month LIBOR plus 2.50%.   Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of September 30, 2021 and December 31, 2020, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2021	December 31, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$533,123	$623,712
Agency MBS collateral, at fair value	558,543	656,154
Net amount (1)	25,420	32,442
Weighted-average rate	0.12%	0.21%
Weighted-average term to maturity	14.0 days	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,860	$31,500
Mortgage loans collateral, at fair value	29,800	45,000
Net amount (1)	8,940	13,500
Weighted-average rate	2.59%	3.00%
Weighted-average term to maturity	329.0 days	315.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$553,983	$655,212
Mortgage investments collateral, at fair value	588,343	701,154
Net amount (1)	34,360	45,942
Weighted-average rate	0.21%	0.34%
Weighted-average term to maturity	25.9 days	28.5 days

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Weighted-average outstanding balance during the three months ended	$599,224	$412,071
Weighted-average rate during the three months ended	0.20%	0.45%
Weighted-average outstanding balance during the nine months ended	$601,897	$1,378,097
Weighted-average rate during the nine months ended	0.27%	1.55%

Long-Term Unsecured Debt

As of September 30, 2021 and December 31, 2020, the Company had $85,901 and $73,027, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,780 and $732, respectively. The Company’s long-term debentures consisted of the following as of the dates indicated:

	September 30, 2021			December 31, 2020
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$23,828	$15,000
Annual Interest Rate	6.75%	6.000%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.000%	2.88%	6.75%	6.625%	2.99%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

During the nine months ended September 30, 2021, the Company repurchased $7 in principal balance of Senior Notes due 2023 for a purchase price of $7. There were no repurchases of outstanding long-term unsecured debentures during the three months ended September 30, 2021.  During the three and nine months ended September 30, 2020, the Company repurchased $820 and $1,066 in principal balance of Senior Notes due 2023 for a purchase price of $782 and $1,012, respectively.  During the three and nine months ended September 30, 2020, the Company repurchased $153 and $331 in principal balance of Senior Notes due 2025 for a purchase price of $140 and $296, respectively.

On July 15, 2021, the Company completed a public offering of $37,750 of 6.00% Senior Notes due 2026 and received net proceeds of $36,570 after deducting underwriter discounts.  On August 6, 2021, the Company redeemed all $23,821 in principal amount of its outstanding Senior Notes due 2023 at a redemption price of 100% of the principal amount plus unpaid interest thereon.

The Senior Notes due 2025 and the Senior Notes due 2026 are publicly traded on the New York Stock Exchange under the ticker symbols “AIC” and “AAIN,” respectively. The Senior Notes due 2025 and Trust Preferred Debt may be redeemed in whole or in part at any time and from time to time at the Company’s option at a redemption price equal to the principal amount plus accrued and unpaid interest. The Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.  The indenture governing the Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets.

Long-Term Secured Debt

On September 28, 2021, McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, entered into a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties.  Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150,000.  Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023.  The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%.  As of September 30, 2021, there were no advances outstanding under the loan agreement.

Through September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the excess of (i) the sum of the present value of all remaining scheduled payments of principal and interest on the principal amount of the loan being prepaid discounted using a U.S. Treasury rate over (ii) the outstanding principal balance of the loan.  Subsequent to September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the outstanding principal balance plus accrued interest.

The loan is secured by a first priority interest in all the assets of McLean SFR and a first priority pledge of the equity interest of McLean SFR. If the outstanding principal balance of the loan is greater than 74% of the fair value of the eligible collateral, McLean SFR is required to either pledge additional collateral or prepay the loan in an amount so that the outstanding principal balance does not exceed 74% of the fair value of the eligible collateral.  Under the terms of the loan agreement, if McLean SFR does not maintain a minimum debt service coverage ratio for a specified time period, then all available cash of McLean SFR will be held as additional collateral for the loan amount until the minimum debt service coverage ratio is met.  The obligations under the loan agreement may become recourse to Arlington Asset upon the occurrence of certain enumerated acts committed by McLean SFR or Arlington Asset.  The loan agreement contains a minimum net worth financial covenant of Arlington Asset.

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

Types and Uses of Derivative Instruments

Interest Rate Hedging Instruments

The Company is party to interest rate hedging instruments that are intended to economically hedge changes, attributable to changes in benchmark interest rates, in certain MBS fair values and future interest cash flows on the Company’s short-term financing arrangements. Interest rate hedging instruments may include centrally cleared interest rate swaps, exchange-traded instruments, such as U.S. Treasury note futures, Eurodollar futures, interest rate swap futures and options on futures, and non-exchange-traded instruments such as options on agency MBS. While the Company uses its interest rate hedging instruments to economically hedge a portion of its interest rate risk, it has not designated such contracts as hedging instruments for financial reporting purposes.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(135)	$—	$(147)
TBA commitments	2,004	(2,885)	258	(74)
Total	$2,004	$(3,020)	$258	$(221)

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

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$100,000	0.11%	0.04%	(0.07)%	2.1	$(21)
3 to less than 10 years	115,000	1.09%	0.10%	(0.99)%	9.3	(114)
Total / weighted-average	$215,000	0.64%	0.07%	(0.57)%	6.0	$(135)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$200,000	0.10%	0.06%	(0.04)%	2.9	$(40)
3 to less than 10 years	75,000	0.74%	0.22%	(0.52)%	9.5	(107)
Total / weighted-average	$275,000	0.28%	0.10%	(0.18)%	4.7	$(147)

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

As of September 30, 2021 and December 31, 2020, the Company had no outstanding positions of U.S. Treasury note futures.

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

As of September 30, 2021 and December 31, 2020, the Company had no outstanding options on U.S. Treasury note futures contracts.

TBA Commitments

The following table presents information about the Company’s TBA commitments as of the dates indicated:

	September 30, 2021
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$175,000	$171,443	$169,967	$(1,476)
1.5% 30-year MBS sale commitments	(175,000)	(170,865)	(169,967)	898
2.0% 30-year MBS purchase commitments	250,000	251,545	250,938	(607)
2.0% 30-year MBS sale commitments	(125,000)	(126,086)	(125,469)	617
2.5% 30-year MBS sale commitments	(100,000)	(102,906)	(103,219)	(313)
Total TBA commitments, net	$25,000	$23,131	$22,250	$(881)

	December 31, 2020
	Notional Amount: Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$50,000	$50,281	$50,539	$258
1.5% 30-year MBS sale commitments	(50,000)	(50,465)	(50,539)	(74)
Total TBA commitments, net	$—	$(184)	$—	$184

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate derivatives:
Interest rate swaps:
Net interest (expense) income (1)	$(379)	$(23)	$(2,276)	$563
Unrealized (losses) gains, net	(3,951)	299	3,597	14,611
Gains (losses) realized upon early termination, net	1,149	—	(122)	(118,893)
Total interest rate swap (losses) gains, net	(3,181)	276	1,199	(103,719)
U.S. Treasury note futures, net	872	—	3,582	(3,071)
Options on U.S. Treasury note futures, net	—	—	(20)	—
Total interest rate derivative (losses) gains, net	(2,309)	276	4,761	(106,790)
TBA commitments:
TBA dollar roll income (2)	1,064	319	3,678	594
Other (losses) gains on TBA commitments, net	(2,082)	(108)	(12,204)	4,726
Total (losses) gains on TBA commitments, net	(1,018)	211	(8,526)	5,320
Other derivatives	—	—	—	(1,040)
Total derivative (losses) gains, net	$(3,327)	$487	$(3,765)	$(102,510)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$525,000	$—	$—	$(310,000)	$215,000
10-year U.S. Treasury note futures	45,000	—	(45,000)	—	—
TBA purchase (sale) commitments, net	—	1,125,000	(1,100,000)	—	25,000

	For the Three Months Ended September 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$50,000	$—	$—	$—	$50,000
TBA purchase (sale) commitments, net	—	200,000	(200,000)	—	—

	For the Nine Months Ended September 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$450,000	$—	$(510,000)	$215,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	540,100	(365,000)	(175,100)	—
Purchased call options on 10-year U.S. Treasury note futures	—	65,200	(65,200)	—	—
TBA purchase (sale) commitments, net	—	2,490,000	(2,465,000)	—	25,000

	For the Nine Months Ended September 30, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$50,000	$(100,000)	$(2,885,000)	$50,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
TBA purchase (sale) commitments, net	—	375,000	(375,000)	—	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits, net” in the accompanying consolidated balance sheets, for the dates indicated:

	September 30, 2021	December 31, 2020
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$5,384	$6,306
TBA commitments, net	730	—
Total cash collateral posted, net	$6,114	$6,306

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of September 30, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$2,004	$—	$2,004	$(2,004)	$—	$—
Total derivative instruments	2,004	—	2,004	(2,004)	—	—
Total assets	$2,004	$—	$2,004	$(2,004)	$—	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$135	$—	$135	$—	$(135)	$—
TBA commitments	2,885	—	2,885	(2,004)	(730)	151
Total derivative instruments	3,020	—	3,020	(2,004)	(865)	151
Repurchase agreements	553,983	—	553,983	(553,983)	—	—
Total liabilities	$557,003	$—	$557,003	$(555,987)	$(865)	$151

	As of December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$258	$—	$258	$(74)	$—	$184
Total derivative instruments	258	—	258	(74)	—	184
Total assets	$258	$—	$258	$(74)	$—	$184
Liabilities:
Derivative instruments:
Interest rate swaps	$147	$—	$147	$—	$(147)	$—
TBA commitments	74	—	74	(74)	—	—
Total derivative instruments	221	—	221	(74)	(147)	—
Repurchase agreements	655,212	—	655,212	(655,212)	—	—
Total liabilities	$655,433	$—	$655,433	$(655,286)	$(147)	$—

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

	September 30, 2021	December 31, 2020
Annualized default rate	35.0%	12.0%
Loss-given-default	25.0%	40.0%
Discount rate	13.0%	13.9%

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy.  To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over their expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment is the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of September 30, 2021, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0%, and 5.6%, respectively.  As of December 31, 2020, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 6.3%, respectively.

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

	September 30, 2021	December 31, 2020
Annualized default rate	15.0%	20.0%
Loss-given-default	25.0%	40.0%
Discount rate	12.0%	13.9%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of September 30, 2021:

September 30, 2021
Discount rate	9.0%
Annualized prepayment rate	10.2%
Annual per-loan cost of servicing (current loans)	$65.00

Pursuant to the Company’s MSR financing arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicer counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return.  Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty based upon the current fair value of the underlying MSRs.  As of September 30, 2021, the present value of the expected incentive fee payment reflected in fair value of the Company’s MSR financing receivables was $1,413.

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

Other

Long-term unsecured debt - As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s long-term unsecured debt was $85,901 and $73,027, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $84,795 and $69,904 as of September 30, 2021 and December 31, 2020, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of September 30, 2021 and December 31, 2020, the Company had investments in equity securities of publicly-traded companies at fair value of $5,544 and $10,821, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets.  Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of September 30, 2021 and December 31, 2020, the Company had investments in equity securities and investment funds measured at fair value of $7,143 and $6,869, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of September 30, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. As of December 31, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

Financial assets and liabilities for which carrying value approximates fair value - Cash and cash equivalents, restricted cash, deposits, receivables, repurchase agreements, payables, and other assets (aside from those previously discussed) and liabilities are generally reflected in the consolidated balance sheets at their cost, which, due to the short-term nature of these instruments and their limited inherent credit risk, approximates fair value.

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$637,718	$—	$637,718	$—
Mortgage credit securities	25,477	—	11,335	14,142
Mortgage loans of consolidated VIE	16,516	—	—	16,516
Loans	29,800	—	—	29,800
MSR financing receivable	112,834	—	—	112,834
Derivative assets	2,004	—	2,004	—
Other assets	12,687	5,544	—	7,143
Financial liabilities:
Secured debt of consolidated VIE	7,350	—	6,698	652
Derivative liabilities	3,020	—	3,020	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$970,880	$—	$970,880	$—
Mortgage credit securities	26,660	—	14,730	11,930
Mortgage loans of consolidated VIE	93,283	—	—	93,283
Loans	45,000	—	—	45,000
MSR financing receivable	9,346	—	—	9,346
Derivative assets	258	—	258	—
Other assets	17,690	10,821	—	6,869
Financial liabilities:
Secured debt of consolidated VIE	93,627	—	93,051	576
Derivative liabilities	221	—	221	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$206,729	$86,701	$166,428	$51,398
Net (loss) gain included in "Investment gain (loss), net"	4,504	(21)	9,639	(1,649)
Additions from consolidation of VIE	—	124,345	—	124,345
Purchases	35,601	—	128,614	36,995
Sales	—	—	(1,662)	—
Payments, net	(68,810)	(180)	(128,350)	(705)
Accretion of discount	2,411	246	5,766	707
Ending balance	$180,435	$211,091	$180,435	$211,091
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$4,504	$(21)	$9,719	$(1,649)

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$640	$—	$576	$—
Net gain (loss) included in "Investment gain (loss), net"	9	—	(1)	—
Additions from consolidation of VIE	—	559	—	559
Payments, net	3	—	3	—
Accretion of discount	—	—	74	—
Ending balance	$652	$559	$652	$559
Net unrealized gains (losses) included in earnings for the period for Level 3 liabilities still held at the reporting date	$9	$—	$(1)	$—

Note 13. Income Taxes

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

As of September 30, 2021, the Company had net operating loss (“NOL”) carryforwards of $150,936 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $136,348 have no expiration period. As of September 30, 2021, the Company had net capital loss (“NCL”) carryforwards of $180,948 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $66,862 in 2021, $3,763 in 2022 and $110,323 in 2023.

The Company and subsidiaries have made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”).  In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business.  As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three and nine months ended September 30, 2021, the Company recognized a provision for income taxes of $436 and $758, respectively, on the pre-tax net income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of September 30, 2021 and December 31, 2020, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary.  If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

Note 14. Earnings (Loss) Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2021	2020	2021	2020
Basic weighted-average common shares outstanding	31,927	34,655	32,720	35,990
Performance share units, unvested restricted stock units, and unvested restricted stock	—	42	—	—
Diluted weighted-average common shares outstanding	31,927	34,697	32,720	35,990
Net (loss) income (attributable) available to common stock	$(981)	$4,033	$(15,526)	$(81,435)
Basic (loss) earnings per common share	$(0.03)	$0.12	$(0.47)	$(2.26)
Diluted (loss) earnings per common share	$(0.03)	$0.12	$(0.47)	$(2.26)

 The diluted loss per share for the three months and nine months ended September 30, 2021 did not include the antidilutive effect of 315,576 and 312,371 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively. The diluted loss per share for the nine months ended September 30, 2020 did not include the antidilutive effect of 65,208 shares of unvested shares of restricted stock, restricted stock units, and performance share units.

Note 15. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of September 30, 2021 and December 31, 2020, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.

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

During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, there were no issuances of common stock under the common equity distribution agreements.

As of September 30, 2021, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the three and nine months ended September 30, 2021, the Company repurchased 1,059,980 and 2,053,470 shares of Class A common stock for a total purchase price of $4,095 and $8,108, respectively. During the year ended December 31, 2020, the Company repurchased 3,662,566 shares of Class A common stock for a total purchase price of $10,377. As of September 30, 2021, there remain available for repurchase 14,179,179 shares of Class A common stock under the Repurchase Program.

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

There were no shares of Series B Preferred Stock repurchased by the Company during the three and nine months ended September 30, 2021. During the year ended December 31, 2020, the Company repurchased 17,766 shares of Series B Preferred Stock for a total purchase price of $299.

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

There were no shares of Series C Preferred Stock repurchased by the Company during the three and nine months ended September 30, 2021. During the year ended December 31, 2020, the Company repurchased 82,966 shares of Series C Preferred Stock for a total purchase price of $1,578.

Preferred Equity Distribution Agreements

The Company is party to an amended and restated equity distribution agreement with JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc., pursuant to which the Company may offer and sell, from time to time, up to 1,647,370 shares of the Company’s Series B Preferred Stock.  Pursuant to the Series B preferred equity distribution agreement, shares of the Company’s Series B Preferred stock may be offered and sold through the preferred equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from the Company, in privately negotiated transactions.

During the three and nine months ended September 30, 2021, the Company issued 22,719 shares of Series B preferred stock at a weighted average public offering price of $24.99 per share for proceeds net of selling commissions and expenses of $560 under the Series B preferred equity distribution agreement. During the year ended December 31, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. As of September 30, 2021, the Company had 1,623,242 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

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

Our Company

We are an investment firm that focuses primarily on investing in mortgage related assets and residential real estate.  We may also invest in other asset classes that our management team believes may offer attractive risk adjusted returns outside the real estate or mortgage asset classes. Our investment capital is currently allocated between agency MBS, MSR related assets, mortgage credit investments and single-family residential (“SFR”) properties.

Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by either a GSE, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. government agency, such as the Government National Mortgage Association (“Ginnie Mae”). Our mortgage credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”).  The principal and interest of our mortgage credit investments are not guaranteed by a GSE or a U.S government agency.  Our MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs. The Company’s SFR investment strategy is to acquire, lease and operate single-family residential homes as rental properties.

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

Current Market Conditions and Trends

Through most of the third quarter of 2021, equity capital markets continued to strengthen supported by a resilient economic recovery, ongoing accommodative central bank polices and strong corporate earnings results despite headwinds from resurgences in COVID-19 cases in the U.S.  However, market volatility began to rise in late September as many of those positive factors supporting capital markets began to fade with the market focusing on the anticipated impact of supply chain constraints, the looming

Congressional fiscal policy battles, a potential financial contagion from an expected default of one of China’s largest property developers and an increased expectation of a near term reversal of the Federal Reserve’s accommodative policies.

At its September 22, 2021 meeting, the Federal Open Market Committee (“FOMC”) stated that it expects to continue to maintain an accommodative monetary policy stance and will keep its target range for the federal funds rate at 0% to 0.25%.  In addition, the FOMC reaffirmed that it will continue with its asset purchase program to help foster smooth market functioning and accommodative financial conditions by continuing to increase its holdings of Treasury securities by at least $80 billion per month and agency MBS by at least $40 billion per month until substantial further progress has been made towards its maximum employment and price stability goals.  However, the FOMC stated that if progress towards these goals continues as expected, that a moderation in the pace of asset purchases may soon be warranted, commonly referred to as “tapering.”  In additional commentary, the FOMC signaled that a gradual tapering process commencing after its scheduled November meeting and concluding around mid-2022 would likely be appropriate assuming the economic recovery remains on track.  Based on federal funds futures, the market is now currently expecting one rate hike in the next twelve months.

The 10-year U.S. Treasury rate increased two basis points during the third quarter to 1.49% as of September 30, 2021.  The U.S. Treasury curve remained relatively unchanged during the third quarter with the spread between the 2-year and 10-year U.S. Treasury rate at 121 basis points as of September 30, 2021.  The spread between the current coupon agency MBS and the 10-year swap rate widened by seven basis points during the third quarter.

Prepayment speeds in the conforming fixed-rate residential mortgage market decreased modestly during the third quarter of 2021 as compared to the prior quarter but remain at elevated levels due to historically low mortgage rates.  Looking forward, market expectations are that historically low interest rates will keep prepayment speeds elevated in the near term. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, as of September 30, 2021 did not change significantly compared to the prior quarter-end.

Housing prices have strengthened significantly, as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting an 19.7% annual gain in July 2021, the highest recorded in over 30 years of the index’s data. The strong gains in housing continue to be driven by low mortgage rates and low supply of homes for sale as well as the impact of the COVID-19 pandemic increasing the number of potential home buyers moving from urban apartments to suburban homes.

The following table presents certain key market data as of the dates indicated:

	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	Change - Third Quarter 2021

30-Year FNMA Fixed Rate MBS (1)
2.0%	$103.39	$103.95	$99.67	$100.98	$100.38	$(0.60)
2.5%	104.89	105.45	102.51	103.41	103.22	(0.19)
3.0%	104.77	104.80	104.13	104.22	104.67	0.45
3.5%	105.48	105.73	105.61	105.27	105.83	0.56
4.0%	106.64	106.80	107.32	106.54	107.17	0.63
4.5%	108.17	108.39	108.87	107.63	108.16	0.53

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	69 bps	42 bps	26 bps	39 bps	46 bps	7 bps
CMBS 2.0/3.0 BBB- vs. Swap Curve	500 bps	475 bps	390 bps	345 bps	350 bps	5 bps

U.S. Treasury Rates ("UST")
2-year UST	0.13%	0.12%	0.16%	0.25%	0.28%	3 bps
5-year UST	0.28%	0.36%	0.94%	0.89%	0.96%	7 bps
10-year UST	0.68%	0.91%	1.74%	1.47%	1.49%	2 bps
2-year UST to 10-year UST spread	55 bps	79 bps	158 bps	122 bps	121 bps	-1 bps

Interest Rate Swap Rates
2-year swap	0.22%	0.20%	0.29%	0.33%	0.38%	5 bps
5-year swap	0.35%	0.43%	1.06%	0.96%	1.05%	9 bps
10-year swap	0.71%	0.93%	1.78%	1.44%	1.51%	7 bps
2-year swap to 2-year UST spread	9 bps	8 bps	13 bps	8 bps	10 bps	2 bps
10-year swap to 10-year UST spread	3 bps	2 bps	4 bps	-3 bps	2 bps	5 bps

London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	0.15%	0.14%	0.11%	0.10%	0.08%	-2 bps
3-month LIBOR	0.23%	0.24%	0.19%	0.15%	0.13%	-2 bps
SOFR	0.08%	0.07%	0.01%	0.05%	0.05%	0 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

LIBOR Transition

The ICE Benchmark Administration Limited (“IBA”) is a benchmark administrator that is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) to administer the publication of LIBOR.  On July 27, 2017, the FCA announced that it intends to stop persuading or compelling banks to submit LIBOR rates after December 31, 2021, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality had degraded to the degree that it is no longer representative of its underlying market.  On March 5, 2021, the FCA announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021 announcement of the IBA indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023.

The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for U.S. dollar (“USD”) LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC identified SOFR, a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities, as the rate that represents the best replacement for USD LIBOR in most USD derivatives and other financial contracts. In April 2018, the Federal Reserve Bank of New York began publishing SOFR rates. The ARRC also published its transition plan with specific steps and timelines designed to encourage the adoption of SOFR.

On April 6, 2021, the state of New York enacted legislation (the “New York LIBOR Legislation”) addressing the phase-out of LIBOR as a benchmark rate in financial instruments governed by New York law.  The New York LIBOR Legislation generally tracks the legislation proposed by the ARRC and provides a statutory remedy for contracts that reference USD LIBOR as a benchmark interest rate but do not include effective fallback provisions in the event USD LIBOR is no longer published or is no longer representative.  Under the New York LIBOR Legislation, if a contract governed by New York law that references USD LIBOR as a benchmark interest rate either does not contain benchmark fallback provisions or contains benchmark fallback provisions that would cause the benchmark rate to fall back to a rate that would continue to be based on USD LIBOR, then the fallback rate would be SOFR plus any applicable spread adjustment and any conforming changes selected or recommended by the Federal Reserve Board, the Federal Reserve Bank of New York or by the ARRC.  The New York LIBOR Legislation also establishes a safe harbor from liability for the selection and use of the recommended benchmark interest rate.

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

We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of September 30, 2021, these financial instruments include interest rate swap agreements and unsecured notes and preferred stock issued by the Company.

As of September 30, 2021, we had $115 million notional amount of interest rate swaps outstanding that expire after June 30, 2023 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”). The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not originally designed to cover a permanent discontinuation of LIBOR. On October 23, 2020, ISDA amended its rules to provide LIBOR fallback protocols and provisions for bilateral interest rate swap agreements, including defining the LIBOR cessation triggering events and robust fallback provisions.  Under the fallback provisions, the existing contractual rate based on LIBOR rate would fall back to a rate based on SOFR adjusted for the difference in tenor plus a spread adjustment for the historical differences between the two rates.  On January

25, 2021, the CME amended its Rulebook to incorporate ISDA’s LIBOR fallback provisions for both new and legacy centrally cleared interest rate swap agreements.

As of September 30, 2021, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.  The indenture governing the junior subordinated notes are governed by New York law and would likely be subject to the fallback rate provisions of the New York LIBOR Legislation.

As of September 30, 2021, we had 1,117,034 shares of 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding with a liquidation preference of $27.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for the Company to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. Notwithstanding the preceding section of this paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language.

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

COVID-19 Stimulus

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation that authorizes more than $2 trillion in economic relief to individuals, businesses and government organizations due to the economic and health impacts of the COVID-19 pandemic.  Among its many provisions, the CARES Act instituted a foreclosure moratorium and borrower right to request forbearance on any federally-backed residential mortgage, including mortgage loans in agency MBS.   On July 30, 2021, the Federal Housing Finance Agency (“FHFA”) announced that Fannie Mae and Freddie Mac would not be extending the current foreclosure moratorium date of July 30, 2021; however, the FHFA extended the eviction moratorium until September 30, 2021 on single-family properties that Fannie Mae or Freddie Mac acquired through foreclosure. In addition, under the CARES Act, borrowers of federally-backed residential mortgages may request forbearance if the borrower has experienced financial hardship as a result of the COVID-19 pandemic.  If forbearance is requested by the borrower, the loan servicer is required to grant forbearance for up to 180 days that can be extended for an additional 180 days at the borrower’s request.  During the forbearance period, the servicer cannot charge or collect any fees, penalties, or interest beyond what could be charged if the borrower made all payments timely.  On June 25, 2021, the Federal Housing Authority (“FHA”) further extended the foreclosure moratorium to July 31, 2021 for all federally-backed residential mortgages. The FHA also provided an additional three-month forbearance extension for borrowers who previously received forbearance from their servicer between July 1, 2020 and September 30, 2020, and also extended the time period for borrowers to start new six-month forbearance plans to September 30, 2021. On June 24, 2021, the FHFA further announced that Fannie Mae and Freddie Mac extended their foreclosure moratoriums until July 31, 2021.  On July 30, 2021, the FHA once again further extended its foreclosure moratorium to September 30, 2021.

As a response to COVID-19, many state and local jurisdictions have implemented eviction moratoriums with varying expiration periods. On September 4, 2020, the Centers for Disease Control and Prevention (“CDC”) issued a federal eviction moratorium that temporarily halted residential evictions of qualifying tenants for nonpayment of rent during the period from September 4, 2020 to December 31, 2020.  On August 3, 2021, the CDC issued an extension of the eviction moratorium through October 3, 2021 in counties experiencing substantial and high levels of community transmission levels of COVID-19; however, on August 26, 2021, the U.S. Supreme Court issued a decision immediately ending the CDC eviction moratorium, immediately allowing for evictions to resume.

We expect vigorous debate and discussion in a number of areas, including residential housing and mortgage reform, fiscal policy, monetary policy and healthcare, to continue over the next few years; however, we cannot be certain if or when any specific proposal or policy might be announced, emerge from committee or be approved by Congress, and if so, what the effects on us may be.

Portfolio Overview

The following table summarizes our mortgage investment portfolio at fair value as of September 30, 2021 (dollars in thousands):

	September 30, 2021
	Assets	Capital Allocation (1)	Capital Allocation (%)	Leverage (2)
Agency MBS and net long TBA commitments	$659,968	$134,932	44%	4.1
MSR financing receivables	112,834	112,834	36%	0.1
Mortgage credit investments (3)	67,725	46,865	15%	0.4
Single-family residential properties	9,419	15,947	5%	—
Total mortgage investments	$849,946	$310,578	100%	1.8

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward purchase price of our TBA commitments and leverage within our MSR financing receivables less our cash and cash equivalents compared to our investable capital.

(3)	Includes our net investment of $12,448 in a VIE with gross assets and liabilities of $19,850 and $7,402, respectively, that is consolidated for GAAP financial reporting purposes.

Agency MBS Investment Portfolio

Our specified agency MBS consisted of the following as of September 30, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized (Loss) Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.0%	$456,519	$12,290	$468,809	$(8,634)	$460,175	$100.80	2.00%	7.3
2.5%	170,776	8,761	179,537	(2,003)	177,534	103.96	2.50%	5.3
5.5%	8	—	8	1	9	115.87	5.50%	4.9
Total/weighted-average	$627,303	$21,051	$648,354	$(10,636)	$637,718	$101.66	2.14%	6.7

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized (Loss) Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$444,751	$13,582	$458,333	$(6,681)	$451,652	$101.55	2.12%	6.9
Freddie Mac	182,552	7,469	190,021	(3,955)	186,066	101.92	2.17%	6.3
Total/weighted-average	$627,303	$21,051	$648,354	$(10,636)	$637,718	$101.66	2.14%	6.7

The annualized prepayment rate for our agency MBS was 8.62% for the three months ended September 30, 2021. As of September 30, 2021, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 60% in specified pools of low balance loans, approximately 24% in specified pools of loans originated in certain geographical areas and approximately 16% in specified pools of new production serviced by banks. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately one-half of a percentage point as of September 30, 2021.

Our agency MBS portfolio also includes net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments. Information about our net long TBA positions as of September 30, 2021 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
1.5% 30-year MBS purchase commitments	$175,000	$171,443	$169,967	$(1,476)
1.5% 30-year MBS sale commitments	(175,000)	(170,865)	(169,967)	898
2.0% 30-year MBS purchase commitments	250,000	251,545	250,938	(607)
2.0% 30-year MBS sale commitments	(125,000)	(126,086)	(125,469)	617
2.5% 30-year MBS sale commitments	(100,000)	(102,906)	(103,219)	(313)
Total net long agency TBA dollar roll positions	$25,000	$23,131	$22,250	$(881)

(1)	“Notional amount” represents the unpaid principal balance of the underlying agency MBS.
(2)	“Implied cost basis” represents the contractual forward price for the underlying agency MBS.
(3)	“Implied fair value” represents the current fair value of the underlying agency MBS.
(4)

“Net carrying amount” represents the difference between the implied cost basis and the current fair value of the underlying agency MBS. This amount is reflected on the Company’s consolidated balance sheets as a component of “derivative assets, at fair value” and “derivative liabilities, at fair value.”

MSR Financing Receivables

As of September 30, 2021, we had $112.8 million of MSR financing receivable investments at fair value.  We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty.  The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly.  The transactions are accounted for as a financing receivable in our consolidated financial statements.  The following tables present further information about our MSR financing receivable investments as of September 30, 2021 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$104,446	$8,388	$112,834

(1)	Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Counterparty Incentive Fee Accrual	Cash and Other Net Receivables	MSR Financing Receivables	Implicit Leverage
$120,589	$(11,548)	$(1,413)	$5,206	$112,834	0.10

Underlying MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$11,311,790	2.92%	0.25%	8 months	1.07%	4.20	$120,572
Fannie Mae	1,636	3.22%	0.25%	4 months	1.07%	4.27	17
Total/weighted-average	$11,313,426	2.92%	0.25%	8 months	1.07%	4.20	$120,589

(1)	Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of September 30, 2021, the interest rate hedging instruments primarily used by us were centrally cleared interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date.  Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period.  Information about our outstanding interest rate swap agreements in effect as of September 30, 2021 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$100,000	0.11%	0.04%	(0.07)%	2.1
3 to less than 10 years	115,000	1.09%	0.10%	(0.99)%	9.3
Total / weighted-average	$215,000	0.64%	0.07%	(0.57)%	6.0

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that are either long or short positions that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by purchasing or delivering the underlying U.S. Treasury note. As of September 30, 2021, we had no outstanding U.S. Treasury note futures.

Mortgage Credit Investment Portfolio

As of September 30, 2021, our mortgage credit investment portfolio was primarily comprised of a $29.8 million commercial mortgage loan secured by a first lien position in healthcare facilities and $37.9 million in non-agency MBS investments collateralized by pools of residential mortgage loans, business purpose residential mortgage loans and small balance commercial mortgage loans, including a $12.4 million net investment in a consolidated variable interest entity (“VIE”).  The following table presents further information about our mortgage credit investments as of September 30, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price	Leverage	Total Return on Capital (2)
Commercial mortgage loan	$29,800	$—	$29,800	$—	$29,800	$100.00	2.3	9.83%
Business purpose residential MBS (3)	24,649	1,805	26,454	(3,289)	23,165	93.71	—	9.84%
Residential MBS	6,934	5	6,939	21	6,960	100.04	—	5.29%
Commercial MBS	6,000	(766)	5,234	(859)	4,375	72.38	—	(2.01%)
Other	5,061	(1,547)	3,514	(89)	3,425	67.70	—	0.20%
Total/weighted-average	$72,444	$(503)	$71,941	$(4,216)	$67,725	$93.32	0.4	7.43%

(1)	For investments in mortgage credit securities, includes contractual accrued interest receivable.
(2)

Calculated as an annualized internal rate of return based upon our initial investment, cash received from the investment, cash paid for secured financing costs (if any) and assumes liquidation at quarter-end at an amount equal to estimated fair value plus accrued interest and the payoff of any secured financing and accrued interest thereon (if any).

(3)	Includes our net investment of $12,448 in a VIE with gross assets and liabilities of $19,850 and $7,402, respectively, that is consolidated for GAAP financial reporting purposes.

Single-Family Residential Rental Properties

The following table presents further information about our single-family residential rental properties as of September 30, 2021 (dollars in thousands):

Market	Number of Properties	Gross Book Value	Average Gross Book Value	Average Square Feet	Average Year Built
Tulsa, OK	12	$3,024	$252	1,683	2005
Atlanta, GA	5	1,624	325	1,808	2012
Charlotte, NC	5	1,546	309	2,754	2011
Dallas, TX	4	1,269	317	1,968	2008
Kansas City, MO	4	1,088	272	2,384	2004
Memphis, TN	3	868	289	1,875	2004
Total/weighted average	33	$9,419	$285	2,001	2007

As of September 30, 2021, the Company also had commitments to acquire 75 properties for an aggregate purchase price of $19,949.

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

Three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020

The following table presents the net income (loss) available (attributable) to common stock reported for the three and nine months ended September 30, 2021 and 2020, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$6,346	$5,410	$19,650	$36,517
Interest expense	1,914	1,632	6,373	19,833
Net interest income	4,432	3,778	13,277	16,684
Single-family property operating expenses	(36)	—	(36)	—
Investment (loss) gain, net	(1,313)	3,952	(17,108)	(86,319)
General and administrative expenses	(2,897)	(2,971)	(8,724)	(9,542)
Income (loss) before income taxes	186	4,759	(12,591)	(79,177)
Income tax provision	436	—	758	—
Net (loss) income	(250)	4,759	(13,349)	(79,177)
Dividend on preferred stock	(731)	(726)	(2,177)	(2,258)
Net (loss) income (attributable) available to common stock	$(981)	$4,033	$(15,526)	$(81,435)
Diluted (loss) earnings per common share	$(0.03)	$0.12	$(0.47)	$(2.26)
Weighted-average diluted common shares outstanding	31,927	34,697	32,720	35,990

GAAP Net Interest Income

Net interest income determined in accordance with GAAP (“GAAP net interest income”) increased $0.6 million, or 15.8%, from $3.8 million for the three months ended September 30, 2020 to $4.4 million for the three months ended September 30, 2021. GAAP net interest income decreased $3.4 million, or 20.4%, from $16.7 million for the nine months ended September 30, 2020 to $13.3 million for the nine months ended September 30, 2021.

The components of GAAP net interest income from our investment portfolio are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$700,865	$2,660	1.52%	$539,095	$2,808	2.08%
Mortgage credit investments	65,419	1,247	7.62%	130,266	2,217	6.81%
Mortgage loans of consolidated VIE	29,031	301	4.15%	—	—
MSR financing receivable	87,933	1,945	8.85%	—	—
Other	—	193		—	385
	$883,248	6,346	2.87%	$669,361	5,410	3.23%
Repurchase agreements	$599,224	(306)	(0.20)%	$412,071	(470)	(0.45)%
Long-term unsecured debt	93,899	(1,435)	(6.11)%	73,173	(1,162)	(6.35)%
Secured debt of consolidated VIE	16,452	(173)	(4.21)%	—	—
	$709,575	(1,914)	(1.08)%	$485,244	(1,632)	(1.34)%
Net interest income/spread (1)		$4,432	2.56%		$3,778	2.78%
Net interest margin (1)			2.66%			2.95%

	Nine Months Ended September 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$717,865	$8,428	1.57%	$1,506,029	$29,713	2.63%
Mortgage credit investments	73,939	4,286	7.73%	120,089	5,742	6.38%
Mortgage loans of consolidated VIE	55,275	2,764	6.67%	—	—
MSR financing receivables	51,813	3,693	9.50%	—	—
Other	—	479		—	1,062
	$898,892	19,650	2.91%	$1,626,118	36,517	2.99%
Repurchase agreements	$601,897	(1,197)	(0.26)%	$1,378,097	(16,216)	(1.55)%
Long-term unsecured debt	80,000	(3,736)	(6.23)%	73,959	(3,617)	(6.52)%
Secured debt of consolidated VIE	41,443	(1,440)	(4.63)%	—	—
	$723,340	(6,373)	(1.17)%	$1,452,056	(19,833)	(1.80)%
Net interest income/spread (1)		$13,277	2.37%		$16,684	1.45%
Net interest margin (1)			2.52%			1.66%

(1)	Net interest spread and net interest margin rates exclude interest on long-term unsecured debt.

The effects of changes in the composition of our investments on our GAAP net interest income from our investment activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	vs.			vs.
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(997)	$849	$(148)	$(5,735)	$(15,550)	$(21,285)
Mortgage credit investments	129	(1,099)	(970)	937	(2,393)	(1,456)
Mortgage loans of consolidated VIE	—	301	301	—	2,764	2,764
MSR financing receivables	—	1,945	1,945	—	3,693	3,693
Other	—	(192)	(192)	—	(583)	(583)
Repurchase agreements	378	(214)	164	5,886	9,133	15,019
Long-term unsecured debt	55	(328)	(273)	177	(296)	(119)
Secured debt of consolidated VIE	—	(173)	(173)	—	(1,440)	(1,440)
	$(435)	$1,089	$654	$1,265	$(4,672)	$(3,407)

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

Below is a reconciliation of economic net interest income, a non-GAAP financial measure, to net interest income determined in accordance with GAAP (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Economic net interest income	$5,117	$4,074	$14,679	$17,841
TBA dollar roll income	(1,064)	(319)	(3,678)	(594)
Interest rate swap net interest expense (income)	379	23	2,276	(563)
Net interest income determined in accordance with GAAP	$4,432	$3,778	$13,277	$16,684

The components of our economic net interest income are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$700,865	$2,660	1.52%	$539,095	$2,808	2.08%
Mortgage credit investments	65,419	1,247	7.62%	130,266	2,217	6.81%
Mortgage loans of consolidated VIE	29,031	301	4.15%	—	—
MSR financing receivables	87,933	1,945	8.85%	—	—
TBA dollar rolls (1)	211,070	1,064	2.02%	48,779	319	2.62%
Other	—	193		—	385
Repurchase agreements	599,224	(306)	(0.20)%	412,071	(470)	(0.45)%
Interest rate swaps (2)	286,326	(379)	(0.53)%	50,000	(23)	(0.18)%
Long-term unsecured debt	93,899	(1,435)	(6.11)%	73,173	(1,162)	(6.35)%
Secured debt of consolidated VIE	16,452	(173)	(4.21)%	—	—
Economic net interest income/margin (3)		$5,117	2.39%		$4,074	2.92%

	Nine Months Ended September 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$717,865	$8,428	1.57%	$1,506,029	$29,713	2.63%
Mortgage credit investments	73,939	4,286	7.73%	120,089	5,742	6.38%
Mortgage loans of consolidated VIE	55,275	2,764	6.67%	—	—
MSR financing receivables	51,813	3,693	9.50%	—	—
TBA dollar rolls (1)	216,322	3,678	2.27%	47,593	594	1.66%
Other	—	479		—	1,062
Repurchase agreements	601,897	(1,197)	(0.26)%	1,378,097	(16,216)	(1.55)%
Interest rate swaps (2)	483,671	(2,276)	(0.63)%	863,375	563	0.09%
Long-term unsecured debt	80,000	(3,736)	(6.23)%	73,959	(3,617)	(6.52)%
Secured debt of consolidated VIE	41,443	(1,440)	(4.63)%	—	—
Economic net interest income/margin (3)		$14,679	2.20%		$17,841	1.71%

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

The effects of changes in the composition of our investments on our economic net interest income from our MBS investment and related funding and hedging activities are summarized below (dollars in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	vs.			vs.
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$(997)	$849	$(148)	$(5,735)	$(15,550)	$(21,285)
Mortgage credit investments	129	(1,099)	(970)	937	(2,393)	(1,456)
Mortgage loans of consolidated VIE	—	301	301	—	2,764	2,764
MSR financing receivables	—	1,945	1,945	—	3,693	3,693
TBA dollar rolls	(314)	1,059	745	979	2,105	3,084
Other	—	(192)	(192)	—	(583)	(583)
Repurchase agreements	378	(214)	164	5,886	9,133	15,019
Interest rate swaps	(247)	(109)	(356)	(2,591)	(248)	(2,839)
Long-term unsecured debt	55	(328)	(273)	177	(296)	(119)
Secured debt of consolidated VIE	—	(173)	(173)	—	(1,440)	(1,440)
	$(996)	$2,039	$1,043	$(347)	$(2,815)	$(3,162)

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) gain on agency MBS investments, net	$(2,447)	$1,858	$(24,532)	$29,784
Gain (loss) on mortgage credit investments, net	546	838	2,364	(16,369)
Gain on MSR financing receivable	4,452	—	8,388	—
TBA commitments, net:
TBA dollar roll income	1,064	319	3,678	594
Other (loss) gain from TBA commitments, net	(2,082)	(108)	(12,204)	4,726
Total (loss) gain on TBA commitments, net	(1,018)	211	(8,526)	5,320
Interest rate derivatives:
Net interest (expense) income on interest rate swaps	(379)	(23)	(2,276)	563
Other (loss) gain from interest rate derivative instruments, net	(1,930)	299	7,037	(107,353)
Total (loss) gain on interest rate derivatives, net	(2,309)	276	4,761	(106,790)
Other derivatives, net	—	—	—	(1,040)
Other investments, net	(537)	769	437	2,776
Investment (loss) gain, net	$(1,313)	$3,952	$(17,108)	$(86,319)

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 3.3%, from $3.0 million for the three months ended September 30, 2020 to $2.9 million for the three months ended September 30, 2021. General and administrative expenses decreased by $0.8 million, or 8.4%, from $9.5 million for the nine months ended September 30, 2020 to $8.7 million for the nine months ended September 30, 2021. The decrease in general and administrative expenses for the nine months ended September 30, 2021 is primarily due to a decrease in compensation and benefits expense and professional services expenses.

Compensation and benefits expense increased by $0.1 million, or 5.6%, from $1.8 million for the three months ended September 30, 2020 to $1.9 million for the three months ended September 30, 2021. Compensation and benefits expense decreased by $0.4 million, or 7.3%, from $5.5 million for the nine months ended September 30, 2020 to $5.1 million for the nine months ended September 30, 2021. The decrease in compensation and benefits for the nine months ended September 30, 2021 is primarily due to a decrease in management cash incentive compensation.

Other general and administrative expenses decreased by $0.2 million, or 16.7%, from $1.2 million for the three months ended September 30, 2020 to $1.0 million for the three months ended September 30, 2021. Other general and administrative expenses decreased by $0.4 million, or 10.0%, from $4.0 million for the nine months ended September 30, 2020 to $3.6 million for the nine months ended September 30, 2021. The decrease in other general and administrative expenses for the nine months ended September 30, 2021 is primarily due to a decrease in professional services expenses.

Income Tax Provision

Our taxable REIT subsidiaries (“TRSs”) are subject to U.S. federal and state corporate income taxes.  As a result, for the three and nine months ended September 30, 2021, we recognized a provision for income taxes of $0.4 and $0.8 million, respectively, on the pre-tax net income of our TRSs.  As noted in “Non-GAAP Core Operating Income” below, our computation of non-GAAP core operating income includes a provision for income taxes on the core operating income of our TRSs.  TRS core operating income is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses.  In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS core operating income and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment gain (loss) net.”  Below is a reconciliation of the income tax provision for TRS core operating income, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax provision for TRS core operating income	$85	$—	$157	$—
Income tax provision for TRS investment gains, net	351	—	601	—
GAAP income tax provision	$436	$—	$758	$—

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with GAAP, we also report “non-GAAP core operating income.” We define core operating income as “economic net interest income” and “single-family residential property operating profit” less “core general and administrative expenses,” “income tax provision for TRS core operating income” and preferred stock dividends.

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

Single-family Residential Property Profit

Single-family residential property profit represents the operating profit of the Company’s single-family residential properties determined in accordance with GAAP plus the depreciation and amortization of the single-family residential properties.

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net interest income	$4,432	$3,778	$13,277	$16,684
TBA dollar roll income	1,064	319	3,678	594
Interest rate swap net interest (expense) income	(379)	(23)	(2,276)	563
Economic net interest income	5,117	4,074	14,679	17,841
Single-family residential property profit (loss)	(24)	—	(24)	—
Core general and administrative expenses	(2,377)	(2,375)	(7,164)	(7,959)
Preferred stock dividend	(731)	(726)	(2,177)	(2,258)
Income tax provision for TRS core operating income	(85)	—	(157)	—
Non-GAAP core operating income	$1,900	$973	$5,157	$7,624

Non-GAAP core operating income per diluted common share	$0.06	$0.03	$0.16	$0.21
Weighted average diluted common shares outstanding	32,243	34,697	33,032	36,055

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP core operating income for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net (loss) income	$(250)	$4,759	$(13,349)	$(79,177)
Add (less):
Total investment loss (gain), net	1,313	(3,952)	17,108	86,319
Stock-based compensation expense	520	596	1,560	1,583
Income tax provision for TRS investment gain	351	—	601	—
Depreciation of single-family residential properties	12	—	12	—
Preferred stock dividend	(731)	(726)	(2,177)	(2,258)
Add back:
TBA dollar roll income	1,064	319	3,678	594
Interest rate swap net interest (expense) income	(379)	(23)	(2,276)	563
Non-GAAP core operating income	$1,900	$973	$5,157	$7,624

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

As of September 30, 2021, our debt-to-equity leverage ratio was 2.9 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio.  Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt.  As of September 30, 2021, our “at risk” leverage ratio was 1.8 to 1.

As of September 30, 2021, the Company’s liquid assets totaled $100.3 million consisting of cash and cash equivalents of $21.2 million and unencumbered agency MBS of $79.1 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

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

Cash Flows

As of September 30, 2021, our cash totaled $24.7 million, which included cash and cash equivalents of $21.2 million, restricted cash of $0.2 million, and restricted cash of a consolidated VIE of $3.3 million, representing a net decrease of $15.3 million from $40.0 million as of December 31, 2020. Cash provided by operating activities of $4.9 million during the nine months ended September 30, 2021 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $164.7 million during the nine months ended September 30, 2021 was primarily generated by sales of agency MBS and mortgage credit securities, receipt of principal payments from agency MBS and principal receipts on loans and mortgage loans of a consolidated VIE, partially offset by purchases of new agency MBS, mortgage credit securities, a mortgage loan, MSR financing receivables, and single-family residential real estate as well as net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $184.9 million during the nine months ended September 30, 2021 was primarily from repayments of repurchase agreements, net repayments of secured debt of a consolidated VIE, redemption of long-term unsecured debt, dividend payments to stockholders and from repurchases of our common stock, partially offset by proceeds from issuance of long-term unsecured debt.

Debt Capital

Long-Term Unsecured Debt

As of September 30, 2021, we had $85.9 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.8 million. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of September 30, 2021 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our 6.00% Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of September 30, 2021 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of September 30, 2021 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at the Company’s option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

September 30, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$533,123
Agency MBS collateral, at fair value	558,543
Net amount (1)	25,420
Weighted-average rate	0.12%
Weighted-average term to maturity	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,860
Mortgage loans collateral, at fair value	29,800
Net amount (1)	8,940
Weighted-average rate	2.59%
Weighted-average term to maturity	329.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$553,983
Mortgage investments collateral, at fair value	588,343
Net amount (1)	34,360
Weighted-average rate	0.21%
Weighted-average term to maturity	25.9 days
Maximum amount outstanding at any month-end during the period	$694,586

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of September 30, 2021, we had outstanding repurchase agreement balances with eight counterparties and have master repurchase agreements in place with a total of 17 counterparties located throughout North America, Europe and Asia. As of September 30, 2021, no more than 4.0% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 12.5% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of September 30, 2021:

	Number of	Percentage of Repurchase
	Counterparties	Agreement Funding
North America	5	61.8%
Europe	1	16.3%
Asia	2	21.9%
	8	100.0%
Long-term Secured Debt

McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, is party to a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties.  Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150 million.  Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023.  The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%. As of September 30, 2021, there were no advances outstanding under the loan agreement.

Through September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the excess of (i) the sum of the present value of all remaining scheduled payments of principal and interest on the principal amount of the loan being prepaid discounted using a U.S. Treasury rate over (ii) the outstanding principal balance of the loan.  Subsequent to September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the outstanding principal balance plus accrued interest.

The loan is secured by a first priority interest in all the assets of McLean SFR and a first priority pledge of the equity interest of McLean SFR. If the outstanding principal balance of the loan is greater than 74% of the fair value of the eligible collateral, McLean SFR is required to either pledge additional collateral or prepay the loan in an amount so that the outstanding principal balance does not exceed 74% of the fair value of the eligible collateral.  Under the terms of the loan agreement, if McLean SFR does not maintain a minimum debt service coverage ratio for a specified time period, then all available cash of McLean SFR will be held as additional collateral for the loan amount until the minimum debt service coverage ratio is met.  The obligations under the loan agreement may become recourse to Arlington Asset upon the occurrence of certain enumerated acts committed by McLean SFR or Arlington Asset.  The loan agreement contains a minimum net worth financial covenant of Arlington Asset.

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

As of September 30, 2021, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (dollars in thousands):

	September 30, 2021
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$215,000	$5,384

The FCMs through which we conduct trading of our hedging instruments may limit their exposure to us (due to an inherent one business day lag in the variation margin exchange process) by applying a maximum “ceiling” on their level of risk, either overall and/or by instrument type.  The FCMs generally use the amount of initial margin that we have posted with them as a measure of their level of risk exposure to us.  We currently have FCM relationships with three large financial institutions.  To date, among our three FCM arrangements, we have had sufficient excess capacity above and beyond what we believe to be a sufficient and appropriate hedge position.  However, if our FCMs substantially lowered their risk exposure thresholds, we could experience a material adverse change in our liquidity position and our ability to hedge appropriately.

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024.  As of September 30, 2021, we have fully funded the total minimum commitment. At any time prior to minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned on the minimum commitment amounts over the remaining original commitment periods.

At our election, the mortgage servicing counterparty could utilize leverage on the MSRs that are subject to our MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to us.  The lender providing the leverage to our mortgage servicing counterparty would have a secured interest in the MSRs pledged under a credit facility between the lender and our mortgage servicing counterparty.  Draws under the credit facility bear interest at three-month LIBOR plus 2.75% with a LIBOR floor of 1.75% with a maturity date of April 29, 2022 with two one-year borrower extension options.  In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the collateral value. Under our mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call.  If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position that are referenced to our MSR financing receivables to satisfy the loan obligation and thereby reducing the value of our MSR financing receivables.  As of September 30, 2021, our mortgage servicing counterparty has drawn $11.5 million of financing under its credit facility collateralized by $120.6 million of MSRs referenced to our MSR financing receivable.

Our mortgage servicing counterparty may also pledge MSRs subject to other similar MSR financing receivable relationships with other third parties as collateral under the same credit facility that have a pledge of the MSRs referenced to our MSR financing receivable.  If such third party to another MSR financing receivable were unable to satisfy a margin call on its referenced pool of MSRs and the value of such MSRs were insufficient to satisfy the corresponding debt obligation to the lender, the lender would have recourse to the MSRs referenced to our MSR financing receivables.  In such case, if the mortgage servicing counterparty to our MSR financing receivables fails to satisfy such third party’s shortfall, the lender could liquidate the MSRs to which our MSR financing receivables are referenced if we did not fund such remaining margin deficiency.  As a result of this cross collateralization of our mortgage servicing counterparty’s credit facility, the value of our MSR financing receivables may be adversely impacted by the inability of our mortgage servicing counterparty’s other contracted parties to meet their margin calls.

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

Investment Commitments

We are party to an investment management agreement with a third party to invest up to $50 million of capital in SFR properties.  Under the terms of the investment management agreement, if we were to terminate the commitment, we would have to pay a termination fee equal to a fixed amount less fees paid inception to date.

As of September 30, 2021, we are a party to a participation agreement pursuant to which we have committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, we are obligated to fund the last $30 million of advances under the revolving credit facility.  As of September 30, 2021, our unfunded commitment was $30 million.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our Class A common stock.  Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. During the three and nine months ended September 30, 2021, there were no issuances of common stock under the common equity distribution agreements. As of September 30, 2021, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

Our Board of Directors has authorized a share repurchase program pursuant to which we may repurchase shares of Class A common stock (the “Repurchase Program”). During the three and nine months ended September 30, 2021, we repurchased 1,059,980 and 2,053,470 shares of our Class A common stock for a total purchase price of $4.1 million and $8.1 million, respectively. As of September 30, 2021, we had remaining availability of 14,179,179 shares of Class A common stock under the Repurchase Program.

Preferred Stock

As of September 30, 2021, we had Series B Preferred Stock outstanding with a liquidation preference of $9.0 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of September 30, 2021, we had Series C Preferred Stock outstanding with a liquidation preference of $27.9 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C

Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends will be payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

During the three and nine months ended September 30, 2021, we issued 22,719 shares of our Series B preferred stock at a weighted average public offering price of $24.99 per share for proceeds net of selling commissions and expenses of $0.6 million under the Series B preferred equity distribution agreement. As of September 30, 2021, we had 1,623,242 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

Off-Balance Sheet Arrangements and Other Commitments

As of September 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of September 30, 2021 and December 31, 2020, we had consolidated for financial reporting purposes one securitization trust for which we determined that our investment provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  We were not required to consolidate for financial reporting purposes any other VIEs as of September 30, 2021 and December 31, 2020, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities.

As of September 30, 2021 and December 31, 2020, we had not guaranteed any obligations of unconsolidated entities.  As of September 30, 2021, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.  As of December 31, 2020, we had not entered into any commitment or intent to provide funding to unconsolidated entities.

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

•	The analyses do not reflect any estimated changes in our income tax provision.
•	The analyses do not reflect any estimated changes in the fair value of our mortgage credit investments or single-family residential properties.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2021
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$637,718	$619,913	$651,593
TBA commitments	(881)	(2,128)	285
MSR financing receivables	112,834	118,885	100,735
Interest rate swaps	(135)	5,831	(6,101)
Equity available to common stock	187,776	180,742	184,752
Book value per common share	$5.97	$5.74	$5.87
Book value per common share percent change		(3.75)%	(1.61)%

	September 30, 2021
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$637,718	$599,570	$660,833
TBA commitments	(881)	(3,394)	1,078
MSR financing receivables	112,834	121,187	71,919
Interest rate swaps	(135)	11,798	(12,068)
Equity available to common stock	187,776	167,400	160,003
Book value per common share	$5.97	$5.32	$5.09
Book value per common share percentage change		(10.85)%	(14.79)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 6.3 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of September 30, 2021.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2021
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$637,718	$633,717	$641,719
TBA	(881)	(1,099)	(663)
Equity available to common stock	187,776	183,557	191,995
Book value per common share	$5.97	$5.83	$6.10
Book value per common share percent change		(2.25)%	2.25%

	September 30, 2021
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$637,718	$627,715	$647,721
TBA commitments	(881)	(1,426)	(336)
Equity available to common stock	187,776	177,228	198,324
Book value per common share	$5.97	$5.63	$6.30
Book value per common share percent change		(5.62)%	5.62%

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

We accept exposure to credit risk at levels we deem prudent within our overall investment strategy and our evaluation of the potential risk-adjusted returns.  We attempt to manage our exposure to credit risk through prudent asset selection resulting from pre-acquisition due diligence, ongoing performance monitoring subsequent to acquisition, and the disposition of assets for which we identify negative credit trends.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

We are exposed to certain risks related to our investments in SFR homes.

Our investments in SFR homes expose us to certain risks (including risks that differ from the risks associated with the other assets included in our investment portfolio), including among others:

•

Ability to identify attractive tenants. Our success depends, in large part, upon our ability to attract and retain qualified tenants. This will depend, in turn, upon our ability, through a third-party investment firm, to screen applicants, identify good residents, avoid tenants who may default, and the willingness of our tenants to renew their leases. When properties are vacant, we are not earning rental income and incur maintenance costs as well as turnover costs associated with re-leasing the properties, such as marketing and leasing commissions. Additionally, if we have to evict tenants, we will incur legal costs and may have renovation costs if the tenants don’t properly maintain the properties or cause damage to the properties.

•

Assumptions regarding, and conditions in, our targeted markets. The success of our SFR strategy will depend upon many factors including, but not limited to: the availability of properties that meet our investment criteria and our ability to acquire such properties at favorable prices; our ability to avoid overpaying for properties and avoid impairment charges on such assets; real estate appreciation or depreciation in our target markets; the condition of our properties; our ability to contain renovation, maintenance, marketing and other operating costs for our properties; our ability to maintain high occupancy rates and target rent levels; general economic conditions in our target markets, such as changes in employment and household earnings and expenses; the effects of rent controls, stabilization laws and other laws or regulations regarding rental rates and tenant rights; and changes in, and changes in enforcement of, laws, regulations and government policies including health, safety, environmental, property, zoning and tax laws.

•

Significant competition. There is significant competition for SFR homes. Within the past several years, several entities have entered the SFR market and attempted to acquire and operate SFR properties on a large-scale basis and to achieve attractive yields employing technology through a disciplined approach to acquisitions and leasing, marketing and management. Many of our competitors may be larger and have greater financial, technical, leasing, marketing and other resources than we do, which may affect our ability to acquire our target properties at attractive prices and attract quality tenants.

These conditions and risks, if experienced by us, could have a material adverse impact on our ability to successfully execute our SFR investment strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On July 31, 2020, we announced that our Board of Directors authorized an increase to our share repurchase program (the “Repurchase Program”) pursuant to which we may purchase up to 18,000,000 shares of Class A common stock.  As of September 30, 2021, we had repurchased 3,820,821 shares of Class A common stock and there remain available for repurchase 14,179,179 shares of Class A common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our Class A common stock during the three months ended September 30, 2021, by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
July 1, 2021 - July 31, 2021	368,564	$3.96	368,564	14,870,595
August 1, 2021 - August 31, 2021	402,857	3.80	402,857	14,467,738
September 1, 2021 - September 30, 2021	288,559	3.76	288,559	14,179,179
Total	1,059,980	$3.84	1,059,980	14,179,179

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

4.16	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2021 and 2020 and for the Three Months Ended June 30, 2021 and 2020 and for the Three Months Ended September 30, 2021 and 2020; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 9, 2021