Form 10-K
period 2021-12-31
Arlington Asset Investment Corp.
filed 2022-03-10
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2021 was $129 million.

As of February 28, 2022, there were 30,388,582 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Washington DC, DC, USA

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) residential mortgage-backed securities (“MBS”) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”), or (ii) mortgage servicing right (“MSR”) related assets, (iii) credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, or (iv) single-family residential (“SFR”) homes as rental properties;

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

•	our business, acquisition, leverage, asset allocation, operational, investment, hedging and financing strategies and the success of, or changes in, these strategies;
•	credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our non-agency MBS;
•	the effect of changes in prepayment rates, interest rates and default rates on our portfolio;
•	our evaluation of SFR homes and the costs to operate SFR homes;
•	the effect of governmental regulation and actions on our business, including, without limitation, changes to monetary and fiscal policy and tax laws;
•	our ability to quantify and manage risk;
•	our ability to roll our repurchase agreements on favorable terms, if at all;
•	our liquidity;
•	our asset valuation policies;
•	our decisions with respect to, and ability to make, future dividends;
•	investing in assets other than mortgage investments or pursuing business activities other than investing in mortgage investments;
•	our ability to successfully operate our business as a REIT;
•	our ability to maintain our exclusion from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”); and
•	the effect of general economic conditions on our business.

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

•	the effect of any changes to the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”) and establishment of alternative reference rates;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	competition for investment opportunities;
•	U.S. Federal Reserve monetary policy;
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

Our Company

We are an investment firm that focuses primarily on investing in mortgage related assets and residential real estate.  Our investment capital is currently allocated between the following asset classes:

•	agency mortgage-backed securities (“MBS”)
•	mortgage servicing right (“MSR”) related assets
•	credit investments
•	single-family residential (“SFR”) properties

Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government sponsored enterprise (“GSE”), such as Fannie Mae and Freddie Mac.  Our MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.  Our credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”) or asset-backed securities (“ABS”) collateralized by residential solar panel loans.  Our SFR investment strategy is to acquire, lease and operate single-family residential homes as rental properties.

During 2021, we continued a process of identifying and evaluating various investment strategies to diversify into other asset classes that could complement our historical focus of levered agency MBS investing.  During 2021, we expanded or established new investment channels that allow us to allocate capital into MSR related assets, SFR rental properties and selective credit opportunities that should complement our existing agency MBS strategy, diversify risk and improve the level and reliability of returns over time.

We are a Virginia corporation that was incorporated on November 10, 1997. We are internally managed and do not have an external investment advisor. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).  As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.

Investment Portfolio

We manage our investment portfolio with the goal of obtaining a high risk-adjusted return on capital. We evaluate the rates of return that can be achieved in each asset class and for each individual investment within an asset class in which we invest. We then evaluate opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available. We expect this strategy will cause us to have different allocations of capital and leverage in different market environments.  In addition, we also may pursue other business activities that would utilize our experience in analyzing investment opportunities and applying similar portfolio management skills. However, investing in other asset classes or pursuing other business activities may be limited by our desire to continue to qualify as a REIT. We may change our investment strategy at any time without the consent of our shareholders; accordingly, in the future, we could make investments or enter into hedging transactions that are different from, and possibly riskier than, the investments and associated hedging transactions described in this Annual Report on Form 10-K.

The following tables summarize our invested asset and capital allocation of our investment strategies as of December 31, 2021 and 2020, respectively (dollars in thousands):

		December 31, 2021
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
Agency MBS	$483,927	$91,763	32%	4.3
MSR financing receivables	125,018	125,018	43%	0.3
Credit investments (3)	65,627	44,946	16%	0.5
Single-family residential properties	60,889	26,407	9%	1.5
Total invested capital	735,461	288,134	100%

		December 31, 2020
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
Agency MBS	$970,880	$215,867	78%	3.5
MSR financing receivables	9,346	9,346	3%	—
Credit investments (4)	82,709	51,391	19%	0.6
Total invested capital	1,062,935	276,604	100%

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, long-term secured debt, net payable or receivable for unsettled securities, net contractual forward purchase price of our TBA commitments and leverage within our MSR financing receivables less our cash and cash equivalents compared to our investable capital.

(3)	Includes our net investment of $9,708 in a variable interest entity with gross assets and liabilities of $10,218 and $510, respectively, that is consolidated for GAAP financial reporting purposes.
(4)

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

The agency MBS in which we primarily invest are issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development (“HUD”), the SEC, and the U.S. Department of the Treasury (“U.S. Treasury”) and are currently operating under the conservatorship of the FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

We also may invest in agency MBS issued by the Government National Mortgage Association (“Ginnie Mae”). Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration ("FHA"), or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.

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

As of December 31, 2021, our agency MBS portfolio was comprised of securities collateralized by pools of fixed-rate mortgages that have original terms to maturity of 30 years. In the future, we may also invest in agency MBS collateralized by adjustable-rate mortgage loans (“ARMs”), hybrid ARMs, or loans with original terms to maturity of 15 or 20 years.

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

We do not hold the requisite licenses to purchase or hold MSRs directly.  However, we have entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) we purchase the excess servicing spread from the mortgage servicer counterparty, entitling us to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) we fund the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, have an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return.  Under the arrangement, we are obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans.  The mortgage servicing counterparty is required to return to us subsequent servicing advances collected from the underlying borrowers or reimbursed by the GSEs.  The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers. We have committed to invest a total minimum of $50,000 in capital with the counterparty with $25,000 of the minimum commitment expiring on December 31, 2023 and $25,000 of the minimum commitment expiring on April 1, 2024.

The MSRs that underly our MSR related assets are comprised solely of residential mortgage loans guaranteed by Fannie Mae or Freddie Mac.   We target pools of loans that are recently originated or have a low coupon that will generally exhibit a lower propensity for prepayment in a rising rate environment.  The MSRs underlying our MSR related assets are purchased by our mortgage servicing counterparty in either bulk purchases in the secondary market or through flow agreements with various loan originators.

Credit Investments

Our targeted credit investments generally include the following:

•	mortgage loans secured by residential real property
•	mortgage loans secured by commercial real property
•	non-agency MBS collateralized by residential mortgage loans
•	non-agency MBS collateralized by commercial mortgage loans
•	ABS collateralized by solar panel loans

The principal and interest of such credit investments are not guaranteed by a GSE or a U.S government agency.  Accordingly, these investments carry a significantly higher level of credit exposure relative to the credit exposure of agency MBS. The credit investments in which we may invest are generally non-investment grade or not rated by major rating agencies.

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

Commercial Mortgage Loans

Commercial mortgage loans are secured by commercial real property such as office, retail, multifamily, industrial, hospitality or healthcare facilities.  The commercial mortgage loans in which we invest typically have a first lien in the underlying real property; however, we may also invest in loans that have a second lien or that are considered mezzanine loans. Commercial mortgage loans generally require the payment of interest monthly at a fixed-rate or floating rate based a benchmark such as LIBOR, SOFR or the prime rate plus a spread and generally mature between three and ten years and may require periodic principal amortization with a balloon principal payment at maturity.  Commercial mortgage loans typically have various covenants including financial covenants based on the performance of the property securing the loan.

Solar Panel Loans or ABS Collateralized by Solar Panel Loans

Solar panel loans are sustainable home improvement loans primarily used to finance the acquisition and installation of solar panels and related energy storage systems and equipment in residential homes.  The loans are an obligation of the homeowner and are secured by the solar panels and related energy storage systems and equipment.  The loans generally bear interest at fixed rates and have maturities of up to 25 years.  The borrower may qualify for solar income tax credits for which the borrower is typically incentivized to use any proceeds towards the repayment of the outstanding principal balance of the solar panel loans.  Our investments in solar panel loans generally would not qualify as investments in real property or mortgages on real property.  Accordingly, our ability to invest in solar panel loans would be limited by our desire to qualify as a REIT.

Non-agency MBS

Our credit investments also include investments in securitization trusts not issued or guaranteed by a U.S. government agency or GSE that are collateralized by a pool of either residential or commercial mortgage loans, which we refer to as non-agency MBS.  In some instances, non-agency commercial MBS may be backed by a single mortgage loan secured by one or more commercial real properties. In addition, non-agency MBS also may include a re-securitization of MBS.

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

Single-Family Residential Rental Properties

Our SFR investment strategy is to acquire, lease and operate single-family residential homes as rental properties.  We believe the investment opportunity in single-family residential rental properties offers attractive long-term returns supported by favorable supply and demand dynamics, a healthy U.S. home financing market and flexible financing structures with attractive terms for institutional investors.  We believe demographic trends support our SFR investment strategy with a rising housing demand fueled by strong population growth as well as a post-pandemic demand for single-family homes.  In addition, declining housing affordability has increased the home rental demand.  At the same time, there is a limited supply of new housing evidenced by the current growth in the U.S. population outpacing the number of annual housing starts.  Investments in SFR properties currently offer attractive current yields in the form of the net rental profit plus provide the ability to realize any home price appreciation over time.

We target markets that exhibit strong job and household formation growth, lower new housing supply and superior net rental income growth located in the southeast, southwest and mid-west regions of the United States.  Within these markets, we target neighborhoods with strong demand drivers such as close proximity to major employment centers, desirable schools and access to transportation corridors.  We seek to acquire high quality, newer homes and address any upfront capital needs that both reduce ongoing maintenance costs and lead to higher resident demand.  We enter into lease agreements with our residents with a term that typically is for twelve months.  Under the terms of our lease agreements, our residents are generally responsible for the payment of all utilities while we are responsible for the payment of real estate taxes, insurance costs and homeowner association fees.  We enter into property management agreements with third-party property managers to manage the daily operations of the homes, including the marketing of a rental property, lease negotiation, collection of rent and management of any repairs and maintenance.

To execute our SFR investment strategy, we have partnered with a leading global asset manager that has nearly $140 billion of assets under management including approximately $1.5 billion in more than 4,400 single-family residential properties that enables us to leverage our partner’s scale, intellectual capital and access to compelling investment and growth opportunities in the single-family residential market.  Under the arrangement, our partner identifies, acquires and oversees the third-party management of our SFR properties on our behalf in exchange for a fixed fee plus an incentive fee equal to a percentage of the total investment return in excess of a hurdle rate of return.

Financing Strategy

We use leverage to finance a portion of our investment portfolio and to seek to increase potential returns to our shareholders. To the extent that revenue derived from our investment portfolio exceeds our interest expense and other costs of the financing, our net income will be greater than if we had not borrowed funds and had not invested in the assets. Conversely, if the revenue from our investment portfolio does not sufficiently cover the interest expense and other costs of the financing, our net income will be less or our net loss will be greater than if we had not borrowed funds.

We closely monitor the leverage (debt-to-equity ratio) of our investment portfolio. Our leverage may vary from time to time depending upon several factors, including changes in the value of the underlying investment and hedge portfolio, changes in investment allocation between our investment strategies, the timing and amount of investment purchases or sales, and our assessment of risk and returns.

We finance our agency MBS and credit investments using short-term secured borrowings structured as repurchase agreements. Under our repurchase agreements, we are subject to daily margin calls in the event the estimated fair value of existing pledged collateral declines and such lenders demand additional collateral.  To mitigate our risk associated with daily margin calls on less liquid credit investments, we generally seek to limit the amount of our use of repurchase agreement financing secured by credit investments.

When we engage in a repurchase transaction, we initially sell securities to the counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 60 days, but may have maturities as short as one day or as long as one year. Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a “haircut” to our pledged collateral, which means our collateral is valued, for the purposes of the repurchase transaction, at less than market value. Under our repurchase agreements, we typically pay a fixed interest rate. These transactions are accounted for as secured financings, and we present the investment securities and related funding on our consolidated balance sheets.

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

In general, we seek term securitization debt financing for our targeted investments in residential or commercial mortgage loans within our credit investment strategy for which the financing obligation is non-recourse to us and for which we are not obligated to pledge additional margin.  Our investments in non-agency MBS carry implicit financing leverage through the securitized debt that is issued by the underlying trust.  In certain of our investments in non-agency MBS, we may be deemed to be the primary beneficiary of a securitization trust that is a variable interest entity (“VIE”) through our ownership interest in the trust requiring us to consolidate the trust’s asset and liabilities for financial reporting purposes.  In such a situation, the debt issued by the securitization trust is non-recourse to us and our risk of loss is limited to our investment in the trust.

For our investments in MSR related assets, at our election and direction, we could have our mortgage servicing counterparty utilize leverage on the MSRs that are subject to our MSR financing receivables to finance the purchase of additional MSRs to increase potential returns to us through a credit facility that our mortgage servicing counterparty has with a third-party lender.  Any draws under the credit facility would be secured by the MSRs subject to our MSR financing receivables.  Under its credit facility, our mortgage servicing counterparty can obtain advances up to a fixed percentage of the fair value of the MSR collateral value.  In general, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide additional funds to meet such margin call.  Accordingly, our MSR financing receivables can have embedded leverage to the extent we request our mortgage servicing counterparty to utilize leverage.

Within our SFR investment strategy, we may also utilize leverage to increase potential returns to us.  In general, we seek to obtain financing structures that provide for an initial period that allows us to draw advances to acquire SFR properties that converts to a term period upon the expiration of the initial draw period.  We also look to utilize financing structures through special purpose entities that generally have recourse only to the collateral value of the SFR properties with limited recourse to the parent company.  We may leverage our equity capital invested in our SFR investment strategy up to approximately 3.0 to 1.

We have also issued, and may issue in the future, long-term unsecured notes as an additional source of financing.

Risk Management Strategy

In conducting our business, we are exposed to market risks, including interest rate, prepayment, extension, spread, credit, liquidity and regulatory risks. We attempt to manage these risks through the use of interest rate hedging instruments, investment allocation, asset selection and monitoring our overall leverage levels.  We use a variety of strategies to manage a portion of our exposure to these risks to the extent we believe to be prudent, taking into account our investment strategy, the cost of any hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain risks if we believe that bearing such risks enhances our return relative to our risk/return profile.

Competition

Our success depends, in large part, on our ability to acquire our targeted investments at favorable returns. In acquiring these assets, we compete with mortgage finance and specialty finance companies, real estate funds, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, REITs, investment banking firms, other lenders, the U.S. Treasury, Fannie Mae, Freddie Mac, other governmental bodies and other entities. In addition, there are numerous entities with similar asset acquisition objectives and others may be organized in the future which may increase competition for the available supply of our targeted mortgage investments that meet our investment objectives. Additionally, our investment strategy is dependent on the amount of financing available to us, which may also be impacted by competing borrowers. In acquiring individual properties for investment purposes, we compete with individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be leased or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. In acquiring portfolios of properties, we compete with large and small private equity investors, public and private REITs, and other sizable private institutional investors. These same entities may also compete with us for tenants.  Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all. In addition, competition is intense for the recruitment and retention of qualified professionals. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals. For a further discussion of the competitive factors affecting our business, see “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

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

Net Operating Loss and Net Capital Loss Carryforwards

As of December 31, 2021, we had estimated NOL carryforwards of $165.0 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. NOL carryforwards totaling $14.6 million expire in 2028 and NOL carryforwards totaling $150.4 million have no expiration period. As of December 31, 2021, we also had estimated NCL carryforwards of $127.1 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $3.8 million in 2022, $110.3 million in 2023 and $13.0 million in 2026. Our estimated NOL and NCL carryforwards as of December 31, 2021 are subject to potential adjustments up to the time of filing our income tax returns.

Our ability to use our NOLs, NCLs and built-in losses would be limited if we experienced an “ownership change” under Section 382 of the Internal Revenue Code. In general, an “ownership change” would occur if there is a cumulative change in the ownership of our Class A Common Stock (our “common stock”) of more than 50% by one or more “5% shareholders” during a three-year period. Our Board of Directors adopted and our shareholders approved a shareholder rights agreement and the first amendment thereto, in an effort to protect against a possible limitation on our ability to use our NOL carryforwards, NCL carryforwards, and built-in losses under Sections 382 and 383 of the Internal Revenue Code. The Rights Plan was adopted to dissuade any person or group from acquiring 4.9% or more of our outstanding common stock without the approval of our Board of Directors and triggering an “ownership change” as defined by Section 382.

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

Human Capital Resources

As of December 31, 2021, we had 11 employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our basis for recruitment, hiring, development, training, compensation and advancement is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Risks Related to our Investing and Financing Activities

•	Risks related to changes in interest rates.
•	Risks related to hedging.
•	Risks related to declines in the market values of our investment portfolio.
•	Risks related to the significant leverage involved in our investing.
•	Risks related to increases in borrowing costs.
•	Risks related to the maturity of our fixed-rate assets and short-term borrowings.
•	Risks related to the need for additional collateral and increased margin requirements.
•	Risks related to the potential lack of adequate financing through repurchase agreements.
•	Risks related to underperforming yields on new assets.
•	Risks related to our agency MBS investments, Fannie Mae and Freddie Mac.
•	Risks related to the volatility of the value of our MSR related assets.
•	Risks related to the relationship between interest rate changes and prepayment.
•	Risks related to changes in prepayment rates.
•	Risks related to TBA dollar roll transactions.
•	Risks related to our use of repurchase agreements.
•	Risks related to potential default on obligations under our repurchase agreements.
•	Risks related to current indebtedness levels.
•	Risks related to the elimination of LIBOR.
•	Risks related to limitations on our access to capital.
•	Risks related to due diligence of potential investments.
•	Risks related to our credit investments.
•	Risks related to servicers and third-party service providers.
•	Risks related to concentration of credit risk.
•	Risks related to subordinated tranches of non-agency MBS.
•	Risks related to mortgage loan investments secured by healthcare properties.
•	Risks related to MSR related assets.
•	Risks related to SFRs.
•	Risks related to the subjectivity of fair value assumptions.
•	Risks related to potential changes in strategies, asset allocation and operation policies.
•	Risks related to entering into new lines of business.
•	Risks related to the involvement of our Board in our investment, financing and hedging decisions.
•	Risks related to a highly-competitive market for investment opportunities.

Risks Related to our Business and Structure

•	Risks related to our Rights Plan.
•	Risks related to ownership limits in our charter.
•	Risks related to the trading price of our securities.
•	Risks related to fluctuations in quarterly operating results.
•	Risks related to lack of minimum dividend payment levels.
•	Risks related to indemnification obligations.
•	Risks related to the 1940 Act and potential regulations as an investment company.
•	Risks related to potential regulation as a commodity pool operator.
•	Risks related to competition for personnel.
•	Risks related to communications and information systems operated by third parties.
•	Risks related to cybersecurity attacks.
•	Risks related to future issuances of additional debt securities or other equity securities.
•	Risks related to future sales of common stock.
•	Risks related to the current outbreak of COVID-19.
•	Risks related to future cash dividends on our common stock.

Risks Related to Taxation

•	Risks related to potential failure to qualify as a REIT.

•	Risks related to complying with REIT requirements.
•	Risks related to REIT distribution requirements.
•	Risks related to net capital losses.
•	Risks related to additional tax liabilities.
•	Risks related to liquidation of assets.
•	Risks related to potential failure of assets subject to repurchase agreements to be treated as owned.
•	Risks related to the treatment of our TBAs.
•	Risks related to prohibited transactions.
•	Risks related to distributions to tax-exempt investors.
•	Risks related to certain financing activities and their negative tax consequences.
•	Risks related to stock ownership limits.
•	Risks related to our TRSs.
•	Risks related to new legislation or administrative or judicial action.
•	Risks related to our ability to deduct interest expense.
•	Risks related to our utilization of NOL and NCL carryforwards.
•	Risks related to our potential to elect to no longer be taxed as a REIT.
•	Risks related to ownership change.
•	Risks related to preserving the ability to use our NOLs and NCLs.

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

We may change our investment strategy, hedging strategy, asset allocation and operational policies at any time without the consent of our shareholders, which could result in our making investment or hedge decisions that are different from, and possibly riskier than, the investments and hedges described in this Annual Report on Form 10-K. A change in our investment or hedging strategy may increase our exposure to interest rate and real estate market fluctuations. A change in our asset allocation could result in us making investments in securities, assets or business different from those described in this Annual Report on Form 10-K. Our Board of Directors oversees our operational policies, including those with respect to our acquisitions, growth, operations, indebtedness, capitalization and distributions and approves transactions that deviate from these policies without a vote of, or notice to, our shareholders. Operational policy changes could adversely affect the market value of our securities and our ability to make distributions to our shareholders. Investing in assets or businesses other than our historical investment strategies may not be successful and could adversely affect our results of operations and the market value of our securities.

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

Increases in interest rates may also have an adverse impact on our SFR investments if we are unable to increase rents or acquire SFR homes with rates high enough to offset the increase in interest rates on our borrowings. Conversely, decreases in interest rates may lead to additional competition for the acquisition of SFR homes, which may lead to future acquisitions being more costly and resulting in lower yields.

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

Certain of our investments are recorded at fair value with changes in fair value reported in net income. As a result, a decline in the fair value of our investments would reduce our net income and book value per share. Fair values for our investments can be volatile. The fair values can change rapidly and significantly, and changes can result from various factors, including changes in interest rates, actual and perceived risk, supply, demand, expected prepayment rates, and actual and projected credit performance.

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

We currently use repurchase agreements to finance our investments in agency MBS and other mortgage assets. Our repurchase agreements allow the lenders, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If the market value of the securities pledged or sold by us to a funding source declines in value, as occurred with great regularity during the onset of the COVID-19 pandemic, we may be required by the lender to provide additional collateral or pay down a portion of the funds advanced on minimal notice, which is known as a margin call. We also use a credit facility to finance our investments in SFR properties.  Under the terms of the credit facility, if the outstanding principal balance is greater than 74% of the fair value of the collateral, we are required to pledge additional collateral or prepay the loan in an amount so that the outstanding principal balance does not exceed 74% of the fair value of the collateral.  Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, in order to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. In the event we do not have sufficient liquidity to satisfy these margin calls, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the bankruptcy code.

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

If we fail to maintain adequate financing or to renew or replace existing borrowings upon maturity, we will be limited in our ability to implement our investing activities, which will adversely affect our results of operations and may, in turn, negatively affect the market value of your investment in our securities.

We depend upon repurchase agreement financing to purchase agency MBS and other mortgage assets and reach our target leverage ratio. We cannot assure you that sufficient repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings based on, among other factors, the regulatory environment and their perceived risk. If we fail to obtain adequate funding or to renew or replace existing funding upon maturity, we will be limited in our ability to implement our business strategy, which will adversely affect our results of operations and may, in turn, negatively affect the market value of your investments in our securities.

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

In addition, the future roles of Fannie Mae and Freddie Mac could be significantly reduced or eliminated and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes agency MBS, have broad adverse market implications and negatively impact us.  The FHFA and both houses of Congress have each discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. The passage of any additional new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac agency MBS. We anticipate debate and discussion on residential housing and mortgage reform to continue;  however, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, be approved by Congress, or be affected by any executive actions and, if so, what the effect will be on our business.

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

When we engage in a repurchase transaction, we initially sell securities to a counterparty under a master repurchase agreement in exchange for cash from the counterparty. The counterparty is obligated to resell the same securities back to us at the end of the term of the repurchase agreement, which typically is 30 to 60 days, but may have terms from one day to up to one year or more. The cash we receive when we initially sell the collateral is less than the value of the collateral, which is referred to as the “haircut.” If the counterparty in a repurchase transaction defaults on its obligation to resell the securities back to us, we will incur a loss on the transaction equal to the amount of the haircut (assuming no change in the value of the securities). Losses incurred on our repurchase transactions would adversely affect our operating results and the market price of our securities.

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

As of December 31, 2021, we had total unsecured indebtedness (excluding payables, derivative liabilities, repurchase agreement financing and long-term secured indebtedness) of $87.7 million, which includes $34.9 million in principal amount of our 6.75% Senior Notes due 2025 (the “Senior Notes due 2025”), $37.8 million in principal amount of our 6.00% Senior Notes due 2026 (the “Senior Notes due 2026” and, collectively with the Senior Notes due 2025, the “Senior Notes”) and $15.0 million in principal amount of subordinated unsecured long-term debentures due between 2033 and 2035. Our level of indebtedness could have important consequences to you, because:

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

The elimination of LIBOR may affect our financial results.

We are party to financial instruments including interest rate swap agreements and the issuance of trust preferred debt and preferred stock that are based on LIBOR. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The

FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (“IBA”) indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate.

The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for U.S. dollar (“USD”) LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC has recommended SOFR, plus a recommended spread adjustment, as LIBOR’s replacement.

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

These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate.  The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated.  There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing.

We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of December 31, 2021, these financial instruments include interest rate swap agreements and preferred stock and unsecured notes issued by us.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect one- and three-month LIBOR to be available in substantially its current form through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that these LIBOR tenors will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for, or value of, any securities, loans, derivatives and other financial obligations on which the interest or dividend is determined by reference to LIBOR, which could negatively impact our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Our fixed-to-floating preferred shares may also be impacted by USD-LIBOR cessation, although the nature and extent of such impact is currently uncertain, particularly in light of various potential federal and state legislative and regulatory actions designed to alleviate uncertainties related to such instruments. We do not currently intend to amend any classes of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks. Each such class that is currently outstanding becomes callable at the same time it begins to pay a USD-LIBOR-based rate. We are not required to call any class of our fixed-to-floating preferred shares in connection with USD-LIBOR cessation. However, should we choose to call a class of preferred shares in order to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.

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

Our credit investments subject us to a potential high risk of loss.

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

Business purpose residential mortgage loans are loans to professional real estate investors secured by non-owner occupied residential property that are also subject to risks of delinquency, foreclosure and loss. The properties that secure these mortgage loans often require construction, repair, or rehabilitation and are not income producing. The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan. The risks of delinquency and foreclosure on these residential properties may be greater than similar risks associated with loans made on the security of single-family, owner-occupied, residential property.  The borrower’s ability to repay our mortgage loans will depend, to a great extent, on the borrower’s ability to complete the construction, repair or rehabilitation of the property in a timely and cost efficient manner as well as the value of the property at the maturity date of the loan. In the event of any default under a mortgage loan held by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our shareholders.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, a pandemic, social unrest and civil disturbances. These risks may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-agency MBS, mortgage loan investments, MSR related assets and SFR investments.  We are, therefore, subject to the risks associated with third-party service providers.

We depend on a variety of third-party service providers related to our non-agency MBS, mortgage loan investments and MSR related assets. We rely on the mortgage servicers who service the mortgage loans backing our non-agency MBS to, among other things, collect principal and interest payments on the underlying mortgages and perform loss mitigation services.  We also rely on administrative agents who service the mortgage loans that we may directly invest in.  Mortgage servicers and other service providers to our MBS, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes our interests.

Our MSR related assets are dependent upon the mortgage servicer counterparty performing the actual servicing of the mortgage loans.  The duties and obligations of the mortgage servicer are defined through contractual agreements, which generally provide for the possibility of termination of the mortgage servicer in the absolute discretion of Fannie Mae or Freddie Mac.  Our MSR related assets could also be materially and adversely affected if the mortgage servicer is unable to service the underlying mortgage loans due to a failure to comply with applicable laws and regulations, failure to perform its loss mitigation duties, a downgrade in its servicer rating, the failure to perform adequately in its external audits, or a failure in or performance of its operational systems or infrastructure.  We are reliant on a third-party investment firm to identify, acquire and manage investments in SFR properties on our behalf. Our SFR investments could be materially and adversely affected if our relationship with this third-party investment firm were to end. See “Risks Related to our Investing and Financing Activities - We are exposed to certain risks related to our investments in SFR homes” for information on our SFR investments.

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

An owner of an MSR is obligated to fund servicing advances for the payment of principal and interest due to the third-party owners of the loans, property taxes and insurance premiums, legal expenses and other protective advances that have not yet been received from the individual borrowers.  Under the arrangements of our MSR financing receivables, we are required to fund to the mortgage servicing counterparty any servicing advances that it is required to fund as the owner of the referenced MSR.  These advances may be subject to delays in recovery and may not be recoverable under certain circumstances.  As a result of the COVID-19 pandemic, there is a greater possibility that mortgage loan borrowers could request forbearance of their monthly mortgage payments.  In addition, agencies and other federal and state regulators may require servicers to grant forbearance under these circumstances.  If a borrower is granted forbearance, the owner of the MSR would be required to fund the servicing advances.  If we had to fund servicing advances under our mortgage servicing related assets, our liquidity and financial condition could be adversely affected.

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

Our investments in SFR homes may be comprised of a significant number of properties in certain geographic markets, which may expose us to significant risks if there is economic distress in our largest markets or in the SFR sector.

Our investments in SFR homes may be concentrated in certain geographic areas based on the availability of properties that meet our investment criteria. In addition, our strategy involves certain target markets that we believe favor future growth in potential returns valuations. A downturn or slowdown in the rental demand for SFR homes generally, or in certain specific geographic markets, caused by adverse economic, regulatory or environmental conditions, or other events, would have a greater impact on our operating results than if we had more diversified investments.

Our long-term growth will depend significantly upon future acquisitions of SFRs that meet our acquisition criteria.

The acquisition of SFRs (which is a central element of our growth strategy) entails various risks, including the risks that we may overvalue a home or portfolio of homes, our SFRs may not perform as we expect, our tenants may default and our cost estimates for restoring an acquired home may prove inaccurate, and we may be unable to quickly and efficiently renew leases of our acquired homes upon their expiration. If any of these should occur, it may have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we cannot assure you of the continued availability of acquisition opportunities in our markets at attractive pricing levels. If such opportunities are not available, our revenue and growth potential may be adversely affected.

Acquiring properties during periods when the SFR sector is experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our SFR homes will not appreciate in value and may, instead, decrease in value.

The allocation of substantial amounts of capital for investment in the SFR sector and significant competition for income producing real estate may inflate the purchase prices for such assets. To the extent we purchased, or in the future purchase, SFR homes in such an environment, it is possible that the value of these properties may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount we paid for such properties. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the SFR sector and the number of investors participating in the sector, could cause the value of our properties to decline.

Tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to collect rent or increase rental rates may negatively impact our SFR investments.

Eviction activities impose legal and managerial expenses that may increase our expenses related to our SFR investments. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures, and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws and need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or actions by state or local law enforcement and our reputation and financial results may suffer. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can gain significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

In response to the COVID-19 pandemic, the federal government as well as certain states, counties, and cities imposed various measures, including temporary eviction moratoriums, deferral of missed rent payments without incurring late fees, and restrictions on rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to collect and increase rents. We cannot predict if states, municipalities, local, and/or national authorities will renew, extend, or expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire.

Our investments are recorded at fair value based upon assumptions that are inherently subjective, and our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon their disposal.

We measure the fair value of our certain of investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.  Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold because market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our securities could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

Our determination of the fair value of our investments includes prices based on estimates provided by third-party pricing sources including pricing services and dealers. In general, these pricing sources heavily disclaim their valuations. Our credit and MSR related investments trade infrequently and may be considered illiquid. Our determination of the fair value of certain of credit and MSR related investments are based on significant unobservable inputs based on various assumptions made by our management or third-party pricing services. These significant unobservable inputs may include assumptions regarding future interest rates, prepayment rates, discount rates, costs of servicing, default rates, loss-given-default rates and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, and our determinations of fair value may differ materially from the values that would have been used if a public market for these investments existed. Depending on the complexity and liquidity of an investment, valuations of the same investment can vary substantially from one pricing service to another. Our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.

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

We have a Rights Plan designed to protect against a possible limitation on our ability to use our NOLs, NCLs and built-in losses by dissuading investors from aggregating ownership of our common stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Internal Revenue Code. Under the terms of the Rights Plan, in general, if a person or group acquires or commences a tender or exchange offer for beneficial ownership of 4.9% or more of the outstanding shares of our common stock upon a determination by our Board of Directors (an “Acquiring Person”), all of our other Class A common shareholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring

Person. The Rights Plan and any outstanding rights will expire at the earliest of (i) June 4, 2022, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Internal Revenue Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, or (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward.  Our Board of Directors and shareholders may in the future approve an amendment to extend the expiration period of the Rights Plan.

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

The ownership limits in our charter may discourage a takeover or business combination that may have benefited our shareholders.

To assist us in qualifying as a REIT, among other purposes, our Articles of Incorporation generally limits, unless waived by our board of directors, the beneficial or constructive ownership of any class of our stock by any person to no more than 9.9% in value or the number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This and other restrictions on ownership and transfer of our shares of stock contained in our Articles of Incorporation may discourage a change of control of us and may deter individuals or entities from making tender offers for our common stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell our common stock because they make purchases of our common stock less attractive.

The trading price of our securities may be adversely affected by factors outside of our control.

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest could depress our stock price regardless of our results. The following factors, among others, could contribute to the volatility of the price of our common stock, 7.00% Series B Cumulative Perpetual Redeemable Preferred Stock (“Series B Preferred Stock”), 8.250% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) or Senior Notes:

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

•	changes in the residential real estate market;
•	changes in the market valuations of our investments;
•	negative changes in the public’s perception of the prospects of investment or financial services companies;
•	changes in the regulatory environment in which our business operates or changes in federal fiscal or monetary policies;
•	dilution resulting from new equity issuances;
•	general economic conditions such as a recession, or interest rate or currency rate fluctuations; and
•	additions or departures of our key personnel.

Many of these factors are beyond our control.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.

The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors.

As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments).  So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis.  At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  As of December 31, 2021, we had estimated NOL carryforwards of $165.0 million that can be used to offset future REIT taxable income and reduce our future distribution requirements. As of December 31, 2021, we also had estimated NCL carryforwards of $127.1 million that can be used to offset future net capital gains.

We have not established a minimum dividend payment level and the amount of future dividends, if any, may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors.  Our Board of Directors’ determination to declare a dividend is based upon multiple factors, including REIT distribution requirements, current financial results, overall economic and market conditions, ongoing liquidity needs, opportunities to return capital to shareholders through accretive stock repurchases, available returns on new investments, and such other factors as our Board of Directors deems relevant from time to time.  Our Board of Directors did not declare a dividend on our common stock for any quarter during 2021, and it is uncertain when our Board of Directors will determine to declare future dividends, if any, on our common stock.  Accordingly, the timing and amount, if any, of future cash distributions to Class A common shareholders is uncertain which may also negatively impact the market price of our common stock.

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

If we decide to issue additional debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility and inhibit our ability to make required distributions. Additionally, any convertible or exchangeable or other securities registered pursuant to our shelf registration statement that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. Also, additional shares of preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. We, and indirectly our shareholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants, operating restrictions and preferential dividends could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay distributions to our shareholders.

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

The outbreak of COVID-19 has caused severe disruptions in the U.S. and global economies, and has adversely affected, and will likely continue to adversely affect our business, financial conditions, liquidity and results of operations.

We believe the COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The COVID-19 outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could continue to experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, mutations and new variants of the virus, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. In particular, the COVID-19 pandemic presents the following risks and uncertainties to our business:

•

A significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in mortgages and residential real estate. Further, in light of COVID-19’s impact on the overall economy, mortgage borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates.  Tenants of our residential homes may experience difficulties meeting their lease obligations and government eviction moratoriums may limit our ability for recourse in such instances.   Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage and residential real estate investments.

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
•

Governments have adopted, and may continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, mortgage and rental markets. We cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business and could potentially have a negative impact on our business.

•

The analytical models and data we use to value our investments may be more prone to inaccuracies in light of the unprecedented conditions created by COVID-19. Further, COVID-19 has also created an uncertain and volatile environment whereby general fixed income patterns have deviated widely from historical trends.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic will have on us.

Governments have adopted, and may continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial, mortgage and rental markets. While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, the likelihood of such measures calming the volatility in the financial markets or addressing a long term national or global economic downturn cannot be predicted and we cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of our common stock are anticipated to constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. For example, if (i) all or a portion of our assets are subject to the rules relating to "taxable mortgage pools" or we hold residual interests in a REMIC; (ii) we are a "pension held REIT;" (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock; or (iv) a tax-exempt stockholder is classified as a social club, voluntary employee benefit association, supplemental unemployment benefit trust or a qualified group legal services plan, then a portion of our distributions to tax-exempt stockholders and, in the case of stockholders described in clauses (iii) and (iv), gains realized on the sale of our common stock by tax-exempt stockholders may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock.  In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law.  We cannot predict the long-term effect of any recent law changes or any future law changes on REITs and their stockholders.  Any such changes could have an adverse effect on the market value of our securities or our ability to make dividends to our shareholders.

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

As of December 31, 2021, we had an estimated NOL carryforward of $165.0 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. Estimated NOL carryforwards totaling $14.6 million expire in 2028 and NOL carryforwards totaling $150.4 million have no expiration period. As of December 31, 2021, we also had NCL carryforwards of $127.1 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $3.8 million in 2022, $110.3 million in 2023 and $13.0 million in 2026. We can utilize our NCL carryforward to reduce our net capital gain income that would be subject to income taxes to the extent it is not distributed to our shareholders.  Utilizing our NOL and NCL carryforwards may allow us to reduce our required distributions to shareholders or income tax liability which would allow us to retain future taxable income as capital. However, we may not generate sufficient taxable income of the appropriate tax character to fully utilize these carryforwards prior to their expiration. To the extent that our NOL or NCL carryforwards expire unutilized, we may not fully realize the benefit of these tax attributes which could lead to higher annual distribution requirements or tax liabilities.

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

We have a Rights Plan designed to protect against the occurrence of an ownership change. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding common stock without the approval of our Board of Directors. See “Risks Related to our Business and Structure - Our Rights Plan could inhibit a change in our control” for information on our Rights Plan. The Rights Plan and any outstanding rights will expire at the earliest of (i) June 4, 2022, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Internal Revenue Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, or (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward.  If our Board of Directors and shareholders do not approve an amendment to extend the expiration of the Rights Plan, our ability to protect against an ownership change under Section 382 and 383 of the Internal Revenue Code would be greatly limited upon its expiration on June 4, 2022, which may result in us losing all or most of the anticipated tax benefits with our prior losses.

In addition, the Rights Plan does not protect against all transactions that could cause an ownership change, such as public issuances and repurchases of shares of our common stock. The Rights Plan may not be successful in preventing an ownership change within the meaning of Sections 382 and 383 of the Internal Revenue Code, and we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

The information required by this Item is included in a separate section in this Annual Report on Form 10-K.   See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Portfolio Overview.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “AAIC.” As of January 31, 2022, there were approximately 100 record holders of our common stock. However, most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

On July 31, 2020, we announced that our Board of Directors authorized an increase to our share repurchase program (the “Repurchase Program”) pursuant to which we may repurchase up to 18,000,000 shares of our common stock. As of December 31, 2021, we had repurchased 5,009,722 shares of our common stock and there remain available for repurchase 12,990,278 shares of our common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2021, by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
October 1, 2021 - October 31, 2021	139,148	$3.73	139,148	14,040,031
November 1, 2021 - November 30, 2021	308,536	3.75	308,536	13,731,495
December 1, 2021 - December 31, 2021	741,217	3.60	741,217	12,990,278
Total	1,188,901	$3.65	1,188,901	12,990,278

ITEM 6. RESERVED

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment firm that focuses primarily on investing in mortgage related assets and residential real estate.  We may also invest in other asset classes that our management team believes may offer attractive risk adjusted returns outside the real estate or mortgage asset classes.  Our investment capital is currently allocated between agency MBS, MSR related assets, credit investments and SFR properties.

During 2021, we continued a process of identifying and evaluating various investment strategies to diversify into other asset classes that could complement our historical focus of levered agency MBS investing.  During 2021, we expanded or established new investment channels that allow us to allocate capital into MSR related assets, SFR rental properties and selective credit opportunities that should complement our existing agency MBS strategy, diversify risk and improve the level and reliability of returns over time.  Our agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a GSE, such as Fannie Mae and Freddie Mac. Our MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.  Our credit investments generally include investments in mortgage loans secured by either residential or commercial real property, non-agency MBS or ABS collateralized by residential solar panel loans.  Our SFR investment strategy is to acquire, lease and operate single-family residential homes as rental properties.

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 1.51% as of December 31, 2021, a 60 basis point increase from the prior year end.  The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury rate, remained relatively unchanged at 78 basis points as of December 31, 2021.  The spread between the current coupon agency MBS and the 10-year swap rate widened by seven basis points during the year.  The rate of inflation increased significantly during the year with the Consumer Price Index rising to 7.0% with the index for shelter and autos being the largest contributors.

At its January 26, 2022 meeting, the Federal Open Market Committee (“FOMC”) stated that it expects to continue to maintain an accommodative monetary policy stance and will keep its target range for the federal funds rate at 0% to 0.25%. However, with inflation well over its 2% target and a strong labor market, the FOMC commented that it expects it will soon be appropriate to raise the target federal funds rate.  The FOMC also announced that it will further reduce its previously announced pace of its net asset purchases, commonly referred to as “tapering.” Beginning in February, the FOMC will increase its holdings of Treasury securities by at least $20 billion per month and agency MBS by at least $10 billion per month with an expectation of bringing them to an end in early March.  With the FOMC having taken action to taper its holdings, market expectations are that the FOMC will begin to raise its target federal funds rate in 2022 in order to address high rates of inflation.  The market is currently expecting approximately five 25 basis point rate hikes in the next twelve months based on federal funds futures.

Prepayment speeds in the fixed-rate residential mortgage market increased during 2021 due to the historically low mortgage rate levels during the year.  However, with mortgage rates recently rising to the highest level since prior to the onset of the pandemic, market expectations are that prepayment speeds may begin to moderate in the near term. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, decreased during 2021 as a result of declining prepayment concerns.

Housing prices strengthened significantly during 2021, as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting an 18.8% annual gain in November 2021. The strong gains in housing continue to be driven by favorable supply demand dynamics as the low supply of homes for sale and new housing starts has been insufficient to meet the growing demand for housing driven by overall population growth, low mortgage rates as well as the impact of the COVID-19 pandemic increasing the number of potential home buyers moving from urban apartments to suburban homes.

The following table presents certain key market data as of the dates indicated:

	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Change - 2020 to 2021
30-Year FNMA Fixed Rate MBS (1)
2.0%	$103.95	$99.67	$100.98	$100.38	$99.72	$(4.23)
2.5%	105.45	102.51	103.41	103.22	102.09	(3.36)
3.0%	104.80	104.13	104.22	104.67	103.64	(1.16)
3.5%	105.73	105.61	105.27	105.83	105.32	(0.41)
4.0%	106.80	107.32	106.54	107.17	106.41	(0.38)
4.5%	108.39	108.87	107.63	108.16	107.22	(1.17)
Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	42 bps	26 bps	39 bps	46 bps	49 bps	7 bps
U.S. Treasury Rates ("UST")
2-year UST	0.12%	0.16%	0.25%	0.28%	0.73%	61 bps
5-year UST	0.36%	0.94%	0.89%	0.96%	1.26%	90 bps
10-year UST	0.91%	1.74%	1.47%	1.49%	1.51%	60 bps
2-year to 10-year UST Spread	79 bps	158 bps	122 bps	121 bps	78 bps	-1 bps
Interest Rate Swap Rates
2-year Swap	0.20%	0.29%	0.33%	0.38%	0.94%	74 bps
5-year Swap	0.43%	1.06%	0.96%	1.05%	1.37%	94 bps
10-year Swap	0.93%	1.78%	1.44%	1.51%	1.58%	65 bps
2-year Swap to 2-year UST Spread	8 bps	13 bps	8 bps	10 bps	21 bps	13 bps
10-year Swap to 10-year UST Spread	2 bps	4 bps	-3 bps	2 bps	7 bps	5 bps
LIBOR and SOFR
1-month LIBOR	0.14%	0.11%	0.10%	0.08%	0.10%	-4 bps
3-month LIBOR	0.24%	0.19%	0.15%	0.13%	0.21%	-3 bps
SOFR	0.07%	0.01%	0.05%	0.05%	0.05%	-2 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

Elimination of LIBOR

On March 5, 2021, the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate.

The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the ARRC, a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for USD LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC has recommended SOFR, plus a recommended spread adjustment, as LIBOR's replacement.

On April 6, 2021, the state of New York enacted the New York LIBOR Legislation, addressing the phase-out of LIBOR as a benchmark rate in financial instruments governed by New York law.  The New York LIBOR Legislation generally tracks the legislation proposed by the ARRC and provides a statutory remedy for contracts that reference USD LIBOR as a benchmark interest rate but do not include effective fallback provisions in the event USD LIBOR is no longer published or is no longer representative.  Under the New York LIBOR Legislation, if a contract governed by New York law that references USD LIBOR as a benchmark interest rate either does not contain benchmark fallback provisions or contains benchmark fallback provisions that would cause the benchmark rate to fall back to a rate that would continue to be based on USD LIBOR, then the fallback rate would be SOFR plus any applicable spread adjustment and any conforming changes selected or recommended by the Federal Reserve Board, the Federal Reserve Bank of New York or by the ARRC.  The New York LIBOR Legislation also establishes a safe harbor from liability for the selection and use of the recommended benchmark interest rate.

These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate.  The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated.  There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing.

We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of December 31, 2021, these financial instruments include interest rate swap agreements and preferred stock and unsecured notes issued by us.

As of December 31, 2021, we had $150 million notional amount of interest rate swaps outstanding that expire after June 30, 2023 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”).  The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not originally designed to cover a permanent discontinuation of LIBOR.  On October 23, 2020, ISDA amended its rules to provide LIBOR fallback protocols and provisions for bilateral interest rate swap agreements, including defining the LIBOR cessation triggering events and robust fallback provisions.  Under the fallback provisions, the existing contractual rate based on LIBOR rate would fall back to a rate based on SOFR adjusted for the difference in tenor plus a spread adjustment for the historical differences between the two rates.  On January 25, 2021, the CME amended its Rulebook to incorporate ISDA’s LIBOR fallback provisions for both new and legacy centrally cleared interest rate swap agreements.

As of December 31, 2021, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period. The indenture governing the junior subordinated notes are governed by New York law and would likely be subject to the fallback rate provisions of the New York LIBOR Legislation.

As of December 31, 2021, we had 1,117,034 shares of Series C Preferred Stock outstanding with a liquidation preference of $27.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for us to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. Notwithstanding the preceding section of this paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect LIBOR to be available in substantially its current form until the end of 2021, and likely based on IBA's announced consultation through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that LIBOR will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for, or value of, any securities, loans, derivatives and other financial obligations on which the interest or dividend is determined by reference to LIBOR, which could negatively impact our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.

Portfolio Overview

During 2021, we made positive progress toward our goal of expanding our investment portfolio into more non-commoditized investment channels to diversify risk and establish multiple sources of income that we believe will generate higher risk adjusted returns over time.  We continued to reduce our capital allocation to agency MBS while significantly increasing our MSR related asset positions that should benefit in a rising rate environment.  In addition, we established our new investment silo of investing in SFR rental properties that should begin to contribute to current operating income in 2022 with the ability to experience home price appreciation over time.

The following table summarizes our asset and capital allocation of our investment strategies as of December 31, 2021 (dollars in thousands):

		December 31, 2021
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
Agency MBS	$483,927	$91,763	32%	4.3
MSR financing receivables	125,018	125,018	43%	0.3
Credit investments (3)	65,627	44,946	16%	0.5
Single-family residential properties	60,889	26,407	9%	1.5
Total invested capital	735,461	288,134	100%

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, long-term secured debt, net payable or receivable for unsettled securities, net contractual forward purchase price of our TBA commitments and leverage within our MSR financing receivables less our cash and cash equivalents compared to our investable capital.

(3)	Includes our net investment of $9,708 in a VIE with gross assets and liabilities of $10,218 and $510, respectively, that is consolidated for GAAP financial reporting purposes.

Agency MBS Investment Portfolio

Our agency MBS consisted of the following as of December 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.0%	$343,689	$9,916	$353,605	$(9,213)	$344,392	$100.20	2.00%	7.7
2.5%	135,598	7,146	142,744	(3,218)	139,526	102.90	2.50%	5.7
5.5%	8	—	8	1	9	115.14	5.50%	4.9
Total/weighted-average	$479,295	$17,062	$496,357	$(12,430)	$483,927	$100.97	2.14%	7.2

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$374,887	$12,626	$387,513	$(9,087)	$378,426	$100.94	2.14%	7.3
Freddie Mac	104,408	4,436	108,844	(3,343)	105,501	101.05	2.16%	6.7
Total/weighted-average	$479,295	$17,062	$496,357	$(12,430)	$483,927	$100.97	2.14%	7.2

The actual annualized prepayment rate for our agency MBS was 6.87% for the year ended December 31, 2021 compared to 11.71% for the year ended December 31, 2020.  As of December 31, 2021, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 60% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.53 percentage point as of December 31, 2021.

Our agency MBS investment portfolio may also include net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments.  As of December 31, 2021, we did not have any net long TBA agency positions.

MSR Financing Receivables

As of December 31, 2021, we had $125.0 million of MSR financing receivable investments at fair value.  We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty.  The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly.  The transactions are accounted for as a financing receivable in our consolidated financial statements.  The following tables present further information about our MSR financing receivable investments as of December 31, 2021 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$110,835	$14,183	$125,018

(1)	Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$157,640	$(40,398)	$3,731	$7,865	$(3,820)	$125,018	0.32

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$14,020,461	2.94%	0.25%	11 months	1.11%	4.38	$155,195
Freddie Mac	223,975	2.98%	0.25%	8 months	1.09%	4.35	2,445
Total/weighted-average	$14,244,436	2.94%	0.25%	11 months	1.11%	4.38	$157,640

(1)	Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of December 31, 2021, the interest rate hedging instruments that we primarily used were interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date.  Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period.  Information about our outstanding interest rate swap agreements in effect as of December 31, 2021 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$50,000	0.71%	0.13%	(0.58)%	1.8
3 to less than 10 years	100,000	0.90%	0.13%	(0.77)%	6.6
Total / weighted-average	$150,000	0.84%	0.13%	(0.71)%	5.0

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. Information about our outstanding U.S. Treasury note futures contracts as of December 31, 2021 is as follows (dollars in thousands):

	Maturity date	Notional Amount
10-year U.S. Treasury note futures	March 2022	25,000

Credit Investment Portfolio

As of December 31, 2021, our credit investment portfolio was primarily comprised of a $29.7 million commercial mortgage loan secured by a first lien position in healthcare facilities and $35.9 million in non-agency MBS or ABS investments collateralized by pools of business purpose residential mortgage loans and residential solar panel loans, including a $9.7 million net investment in a consolidated variable interest entity (“VIE”).  The following table presents further information about our credit investments as of December 31, 2021 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Original Purchase Premiums (Discounts)	Amortized Original Cost Basis	Net Unrealized Gain (Loss)	Fair Value (1)	Market Price	Leverage	Total Return on Capital (2)
Commercial mortgage loan	$29,697	$—	$29,697	$—	$29,697	$100.00	2.3	10.67%
Business purpose residential MBS (3)	21,609	1,887	23,496	(2,701)	20,795	96.02	—	10.52%
Residential solar panel loan ABS	18,589	(3,314)	15,275	(141)	15,134	81.23	—	2.80%
Total/weighted-average	$69,895	$(1,427)	$68,468	$(2,842)	$65,626	$93.78	0.5	10.18%

(1)	For credit investments in securities, includes contractual accrued interest receivable.
(2)

Calculated as an annualized internal rate of return based upon our initial investment, cash received from the investment, cash paid for secured financing costs (if any) and assumes liquidation at period-end at an amount equal to estimated fair value plus accrued interest and the payoff of any secured financing and accrued interest thereon (if any).

(3)	Includes our net investment of $9,708 in a VIE with gross assets and liabilities of $10,218 and $510, respectively, that is consolidated for GAAP financial reporting purposes.

Single-Family Residential Rental Properties

The following tables present further information about our single-family residential rental properties as of December 31, 2021 (dollars in thousands):

Market	Number of Properties	Gross Book Value	Average Gross Book Value	Average Square Feet	Average Year Built
Tulsa, OK	49	$12,071	$246	1,740	2014
Kansas City, MO	30	8,565	286	1,925	2003
Memphis, TN	30	8,557	285	1,949	2008
Atlanta, GA	28	8,434	301	2,487	2010
Huntsville, AL	25	7,527	301	2,221	2012
Dallas, TX	21	6,994	333	1,999	2013
Charlotte, NC	16	5,153	322	1,884	2011
Birmingham, AL	15	3,887	259	1,659	2019
Total/weighted average	214	$61,188	$286	1,980	2011

Status of Property	Number of Properties	Gross Book Value
In rehabilitation	41	$11,260
In marketing	59	17,375
Leased not yet occupied	8	2,612
Leased and occupied	106	29,941
Total	214	$61,188

As of December 31, 2021, we also had commitments to acquire 69 properties for an aggregate purchase price of $20.1 million.

Results of Operations

Net Operating Income

Net operating income determined in accordance with GAAP primarily represents the interest and other income recognized from our investments in financial assets and rent revenues recognized from SFR properties net of the interest expense incurred from repurchase agreement financing arrangements or other short- and long-term borrowing transactions and SFR property operating expenses.

Net operating income determined in accordance with GAAP does not include TBA agency MBS dollar roll income, which we believe represents the economic equivalent of net interest income generated from our investments in non-specified fixed-rate agency MBS, nor does it include the net interest income or expense of our interest rate swap agreements, which are not designated as hedging instruments for financial reporting purposes. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income and the net interest income or expense from our interest rate swap agreements are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “investment and derivative gain (loss), net.”

Investment and Derivative Gain (Loss), Net

“Investment and derivative gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of our investments in financial assets and periodic changes in the fair value (whether realized or unrealized) of derivative instruments.

General and Administrative Expenses

“Compensation and benefits expense” includes base salaries, annual cash incentive compensation, and non-cash stock-based compensation. Annual cash incentive compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with stock-based awards granted to employees, including our performance share units to named executive officers that are earned only upon the attainment of Company performance measures over the relevant measurement period.

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

Comparison of the years ended December 31, 2021 and 2020

The following table presents the net income (loss) available (attributable) to common stock reported for the years ended December 31, 2021 and 2020, respectively (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Interest and other income	$25,530	$46,014
Rent revenues from single-family properties	259	—
Interest expense	8,206	22,916
Single-family property operating expenses	629	—
Net operating income	16,954	23,098
Investment and derivative loss, net	(13,199)	(78,199)
General and administrative expenses	(11,704)	(12,615)
Loss before income taxes	(7,949)	(67,716)
Income tax provision	1,566	—
Net loss	(9,515)	(67,716)
Dividend on preferred stock	(2,916)	(2,991)
Net loss attributable to common stock	(12,431)	(70,707)
Diluted loss per common share	$(0.38)	$(2.00)
Weighted-average diluted common shares outstanding	32,312	35,343

The following tables present our net income before general and administrative expenses and income tax provision for the years ended December 31, 2021 and 2020, respectively, disaggregated by our investments in financial assets, investments in SFR properties and corporate and other (dollars in thousands):

	Year Ended December 31, 2021
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$25,530	$—	$—	$25,530
Rent revenues from single-family properties	—	259	—	259
Interest expense	2,943	151	5,112	8,206
Single-family property operating expenses	—	629	—	629
Net operating income (loss)	22,587	(521)	(5,112)	16,954
Investment and derivative (loss) gain, net	(13,789)	—	590	(13,199)
Net income (loss) before general and administrative expenses and income tax taxes	$8,798	$(521)	$(4,522)	$3,755

	Year Ended December 31, 2020
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$46,014	$—	$—	$46,014
Rent revenues from single-family properties	—	—	—	—
Interest expense	18,145	—	4,771	22,916
Single-family property operating expenses	—	—	—	—
Net operating income (loss)	27,869	—	(4,771)	23,098
Investment and derivative (loss) gain, net	(80,022)	—	1,823	(78,199)
Net loss before general and administrative expenses and income tax taxes	$(52,153)	$—	$(2,948)	$(55,101)

GAAP Net Operating Income from Investments in Financial Assets

Net operating income from our investments in financial assets determined in accordance with GAAP decreased $5.3 million, or 19.0%, from $27.9 million for the year ended December 31, 2020 to $22.6 million for the year ended December 31, 2021. The decrease from the comparative period is primarily the result of lower average investment balances resulting from our strategic actions to reduce risk by lowering leverage and increasing our liquidity position.  In addition, beginning in September 2021, we began the process of reallocating some of our investable capital from investments in financial assets to our SFR investment strategy.

The components of GAAP net operating income from our investments in financial assets are summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021			2020
	Weighted Average Balance	Income (Expense)	Yield (Cost)	Weighted Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$682,291	$10,634	1.56%	$1,297,187	$32,728	2.52%
Credit investments	69,345	5,058	7.29%	117,530	7,605	6.47%
Mortgage loans of consolidated VIE	44,811	2,908	6.49%	28,420	4,305	15.15%
MSR financing receivables	65,754	6,282	9.55%	—	—
Other	4,739	648	13.67%	7,967	1,376	17.27%
	$866,940	25,530	2.94%	$1,451,104	46,014	3.17%
Repurchase agreements	$575,615	(1,483)	(0.25)%	$1,167,357	(16,742)	(1.41)%
Secured debt of consolidated VIE	31,552	(1,460)	(4.63)%	25,611	(1,403)	(5.48)%
	$607,167	(2,943)	(0.48)%	$1,192,968	(18,145)	(1.50)%
Net interest income/spread		$22,587	2.46%		$27,869	1.67%
Levered net interest return (1)			8.69%			10.80%

(1)	Calculated as net interest income divided by the weighted average asset balance net of the weighted average secured financing balance.

The effects of changes in the composition of our investments in financial assets on our GAAP net operating income are summarized below (dollars in thousands):

	Year Ended December 31, 2021
	vs.
	Year Ended December 31, 2020
	Rate	Volume	Total Change
Agency MBS	$(6,581)	$(15,513)	$(22,094)
Credit investments	710	(3,257)	(2,547)
Mortgage loans of consolidated VIE	(3,881)	2,484	(1,397)
MSR financing receivables	—	6,282	6,282
Other	(287)	(441)	(728)
Repurchase agreements	6,772	8,487	15,259
Secured debt of consolidated VIE	268	(325)	(57)
	$(2,999)	$(2,283)	$(5,282)

Economic Net Interest Income from Financial Assets

Economic net interest income from financial assets, a non-GAAP financial measure, is comprised of the following: (i) net operating income from our investments in financial assets determined in accordance with GAAP, (ii) TBA agency MBS “dollar roll” income and (iii) net interest income earned or expense incurred from interest rate swap agreements. We believe that economic net interest income from financial assets assists investors in understanding and evaluating the financial performance of our long-term-focused, net interest spread-based investment strategy, prior to the deduction of general and administrative expenses, the costs of corporate financing and provision for income taxes. For a full description of the components of economic net interest income from financial assets, see “Non-GAAP Core Operating Income” below.

Below is a reconciliation of economic net interest income from financial assets, a non-GAAP financial measure, to net operating income from financial assets determined in accordance with GAAP (dollars in thousands):

	For the Year Ended December 31,
	2021	2020
Economic net interest income from financial assets	$23,801	$30,120
TBA dollar roll income	(4,143)	(1,750)
Interest rate swap net interest expense (income)	2,929	(501)
Net operating income from financial assets determined in accordance with GAAP	$22,587	$27,869

The components of our economic net interest income from financial assets are summarized in the following table for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021			2020
	Weighted Average Balance	Income (Expense)	Yield (Cost)	Weighted Average Balance	Income (Expense)	Yield (Cost)
Agency MBS	$682,291	$10,634	1.56%	$1,297,187	$32,728	2.52%
Credit investments	69,345	5,058	7.29%	117,530	7,605	6.47%
Mortgage loans of consolidated VIE	44,811	2,908	6.49%	28,420	4,305	15.15%
MSR financing receivables	65,754	6,282	9.55%	—	—
TBA dollar rolls (1)	183,784	4,143	2.25%	88,588	1,750	1.98%
Other	4,739	648	13.67%	7,967	1,376	17.27%
	$1,050,724	29,673	2.82%	$1,539,692	47,764	3.10%
Repurchase agreements	$575,615	(1,483)	(0.25)%	$1,167,357	(16,742)	(1.41)%
Secured debt of consolidated VIE	31,552	(1,460)	(4.63)%	25,611	(1,403)	(5.48)%
Interest rate swaps (2)		(2,929)			501
	$607,167	(5,872)	(0.97)%	$1,192,968	(17,644)	(1.48)%
Economic net interest income/spread		$23,801	1.85%		$30,120	1.62%
Levered net interest return (3)			9.16%			11.67%

(1)

TBA dollar roll average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions. TBA dollar roll income is net of implied financing costs.

(2)

Interest rate swap cost represents the weighted average net receive (pay) rate in effect for the period, adjusted for “price alignment interest” income earned or expense incurred on cumulative variation margin paid or received, respectively. During the year ended December 31, 2021, the interest rate swaps had a weighted average notional amount of $455,481 and a net pay rate of 0.64%. During the year ended December 31, 2020, the interest rate swaps had a weighted average notional amount of $685,031 and a net receive rate of 0.07%.

(3)	Calculated as economic net interest income divided by the weighted average asset balance net of the weighted average secured financing balance.

The effects of changes in the composition of our investments in financial assets and related funding and hedging activities on our economic net interest income are summarized below (dollars in thousands):

	Year Ended December 31, 2021
	vs.
	Year Ended December 31, 2020
	Rate	Volume	Total Change
Agency MBS	$(6,581)	$(15,513)	$(22,094)
Credit investments	710	(3,257)	(2,547)
Mortgage loans of consolidated VIE	(3,881)	2,484	(1,397)
MSR financing receivables	—	6,282	6,282
TBA dollar rolls	512	1,881	2,393
Other	(287)	(441)	(728)
Repurchase agreements	6,772	8,487	15,259
Interest rate swaps	(3,262)	(168)	(3,430)
Secured debt of consolidated VIE	268	(325)	(57)
	$(5,749)	$(570)	$(6,319)

Economic net interest income from financial assets for the year ended December 31, 2021 decreased relative to the comparative period from the prior year primarily as a result of lower average investment balances resulting from our strategic actions to reduce our risk by lowering leverage and increasing our liquidity position.  In addition, beginning in September 2021, we began the process of reallocating some of our investable capital from investments in financial assets to our SFR investment strategy.

Net Operating Loss from SFR Properties

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021.  The homes we acquire may require minor refurbishment prior to a tenant occupying the property.  In addition, there is typically a lease marketing period prior to a new tenant occupying the home.  We expect the time period between the date of settlement of the home purchase and the date the house is occupied by a tenant to average between 30 to 60 days.  The timing of the earnings benefit to us will be dictated by the pace of home purchases, the level of any property level refurbishments and the length of the lease marketing period.  During the period prior to a lease commencement date, we incur property costs such as real estate taxes, insurance, homeowner association fees and depreciation.  For the year ended December 31, 2021, we had rental income of $0.3 million, interest expense from long-term debt secured by the properties of $0.2 million and property operating expenses of $0.6 million, including $0.3 million of depreciation expense, for a net operating loss of $0.5 million.  The net operating loss for the period is attributable to property costs incurred prior to the commencement of the leases for the newly acquired homes.

Investment and Derivative Gain (Loss), Net

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020
(Losses) gains on agency MBS investments, net	$(28,365)	$31,026
Gains (losses) on credit investments, net	2,762	(15,450)
Gains on MSR financing receivables	14,183	—
TBA commitments, net:
TBA dollar roll income	4,143	1,750
Other (losses) gains from TBA commitments, net	(11,586)	4,230
Total (losses) gains on TBA commitments, net	(7,443)	5,980
Interest rate derivatives:
Net interest (expense) income on interest rate swaps	(2,929)	501
Other gains (losses) from interest rate derivative instruments, net	8,318	(106,728)
Total gains (losses) on interest rate derivatives, net	5,389	(106,227)
Other derivatives, net	—	(1,040)
Other investments, net	275	7,512
Investment and derivative loss, net	$(13,199)	$(78,199)

General and Administrative Expenses

General and administrative expenses decreased by $0.9 million, or 7.1%, from $12.6 million for the year ended December 31, 2020 to $11.7 million for the year ended December 31, 2021. The decrease in general and administrative expenses for the year ended December 31, 2021 is primarily due to a decrease in compensation expense, consulting fees, legal fees and hedge fees and commissions.

Compensation and benefits expensed decreased by $0.2 million, or 2.8%, from $7.2 million for the year ended December 31, 2020 to $7.0 million for the year ended December 31, 2021.

Other general and administrative expenses decreased by $0.7 million, or 13.0%, from $5.4 million for the year ended December 31, 2020 to $4.7 million for the year ended December 31, 2021.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes.  As a result, for the year ended December 31, 2021, we recognized a provision for income taxes of $1.6 million, on the pre-tax net income of our TRSs.  We did not recognize a provision for income taxes for the year ended December 31, 2020 related to our TRSs.  As noted in “Non-GAAP Core Operating Income” below, our computation of non-GAAP core operating income includes a provision for income taxes on the core operating income of our TRSs.  TRS core operating income is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses.  In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS core operating income and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.”  Below is a reconciliation of the income tax provision for TRS core operating income, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP (dollars in thousands):

	For the Year Ended December 31,
	2021	2020
Income tax provision for TRS core operating income	$286	$—
Income tax provision for TRS investment gains, net	1,280	—
GAAP income tax provision	$1,566	$—

Non-GAAP Core Operating Income

In addition to the results of operations determined in accordance with GAAP, we also report “non-GAAP core operating income.” We define core operating income as “economic net interest income from financial assets” and “net operating income from SFR properties” less “core general and administrative expenses,” long-term unsecured debt interest expense, preferred stock dividends and an “income tax provision for TRS core operating income.”

Economic Net Interest Income from Financial Assets

Economic net interest income from financial assets, a non-GAAP financial measure, is comprised of the following

•	total interest and other income from our investments in interest-bearing securities, loans and other financial assets determined in accordance with GAAP;
•	TBA dollar roll income, which represents the implied net interest income earned from the agency MBS which underlie, and are implicitly financed through, our TBA dollar roll transactions; net of
•	interest expense incurred from repurchase agreements or other financing arrangements secured by our investments in interest-bearing financial assets; and
•	net interest income earned or expense incurred from interest rate swap agreements.

We believe that economic net interest income from financial assets assists investors in understanding and evaluating the financial performance of our long-term-focused, net interest spread-based investment strategy, prior to the deduction of general and administrative expenses, the costs of corporate financing and provision for income taxes.

•

Total interest and other income determined in accordance with GAAP.  Interest income determined in accordance with GAAP primarily represents the interest income recognized from our investments in specified agency MBS, MSR financing receivables, credit securities and loans (including the amortization of purchase premiums and accretion of purchase discounts).

•

TBA dollar roll income.  Dollar roll income represents the economic equivalent of net interest income (implied interest income net of financing costs) generated from our investments in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income is generated as a result of delaying, or “rolling,” the settlement of a forward-settling purchase of a TBA agency MBS by entering into an offsetting “spot” sale with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase with the same counterparty of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the spot sale. The price discount of the forward-settling purchase relative to the contemporaneously executed spot sale reflects compensation for the interest income (inclusive of expected prepayments) that, at the time of sale, is expected to be foregone as a result of relinquishing beneficial ownership of the MBS from the settlement date of the spot sale until the settlement date of the forward purchase, net of implied repurchase financing costs. We calculate dollar roll income as the excess of the spot sale price over the forward-settling purchase price and recognize this amount ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward purchase. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “investment and derivative gain (loss), net.”

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

•

Net interest income earned or expense incurred from interest rate swap agreements. We utilize interest rate swap agreements to economically hedge a portion of our exposure to variability in future interest cash flows, attributable to changes in benchmark interest rates, associated with future roll-overs of our short-term repurchase agreement financing arrangements. Accordingly, the net interest income earned or expense incurred (commonly referred to as “net interest carry”) from our interest rate swap agreements in combination with repurchase agreement interest expense recognized in accordance with GAAP represents our effective “economic interest expense.” In our consolidated statements of comprehensive income prepared in accordance with GAAP, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “investment and derivative gain (loss), net.”

Net Operating Income (Loss) from SFR Properties, Excluding Depreciation

Net operating income (loss) from SFR properties, excluding depreciation, represents the operating profit of our single-family residential properties determined in accordance with GAAP plus the depreciation and amortization of the SFR properties.  Net operating income (loss) from SFR properties, excluding depreciation is comprised of the following:

•	rent revenues from single-family properties; net of
•	single-family property operating expenses, excluding depreciation; and
•	interest expense incurred from long-term debt secured by single-family properties.

Core General and Administrative Expenses

Core general and administrative expenses are non-interest expenses reported within the line item “total general and administrative expenses” of the consolidated statements of comprehensive income less stock-based compensation expense.

Income Tax Provision for TRS Core Operating Income

Our TRSs are subject to U.S. federal and state corporate income taxes.  Our computation of core operating income includes a provision for income taxes on the core operating income of our TRSs.  The core operating income of our TRSs is comprised of net interest income generated by our TRSs net of our TRSs’ general and administrative expenses.  In our consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS core operating income and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.”

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the periods indicated (amounts in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020
Investments in financial assets
Interest and other income	$25,530	$46,014
TBA dollar roll income	4,143	1,750
Interest expense	(2,943)	(18,145)
Interest rate swap net interest (expense) income	(2,929)	501
Economic net interest income from financial assets	23,801	30,120
Investments in SFR properties
Rent revenues	259	—
Property operating expenses, excluding depreciation	(330)	—
Interest expense	(151)	—
Net operating loss from SFR properties, excluding depreciation	(222)	—
Core general and administrative expenses	(9,621)	(10,627)
Long-term unsecured debt interest expense	(5,112)	(4,771)
Preferred stock dividend	(2,916)	(2,991)
Income tax provision for TRS core operating income	(286)	—
Non-GAAP core operating income	$5,644	$11,731
Non-GAAP core operating income per diluted common share	$0.17	$0.33
Weighted average diluted common shares outstanding	32,626	35,426

The following table provides a reconciliation of GAAP pre-tax net income (loss) to non-GAAP core operating income for the periods indicated (amounts in thousands):

	For the Year Ended December 31,
	2021	2020
Net loss attributable to common stock	$(12,431)	$(70,707)
Add (less):
Investment and derivative loss, net	13,199	78,199
Stock-based compensation expense	2,083	1,988
Income tax provision for TRS investment gain	1,280	—
Depreciation of single-family residential properties	299	—
Add back:
TBA dollar roll income	4,143	1,750
Interest rate swap net interest (expense) income	(2,929)	501
Non-GAAP core operating income	$5,644	$11,731

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

Periodic fair value gains and losses recognized with respect to our mortgage investments and economic hedging instruments, which are reported in line item “investment and derivative gain (loss), net” of our consolidated statements of comprehensive income, are excluded from the computation of non-GAAP core operating income as such gains on losses are not reflective of the economic interest income earned or interest expense incurred from our interest-bearing financial assets and liabilities during the indicated reporting period.  Because our long-term-focused investment strategy for our mortgage investment portfolio is to generate a net interest spread on the leveraged assets while prudently hedging periodic changes in the fair value of those assets attributable to changes in benchmark interest rates, we generally expect the fluctuations in the fair value of our mortgage investments and economic hedging instruments to largely offset one another over time.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, meet margin calls on our short-term borrowings and hedging instruments, and for other general business purposes. Our primary sources of funds for liquidity consist of existing cash balances, short-term borrowings (for example, repurchase agreements), principal and interest payments from our mortgage investments, net rental payments from our single-family residential properties and proceeds from sales of mortgage investments. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities, or other securities registered pursuant to our effective shelf registration statement filed with the SEC.

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

As of December 31, 2021, our debt-to-equity leverage ratio was 2.6 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio.  Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, long-term secured debt, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of December 31, 2021, our “at risk” leverage ratio was 1.5 to 1.

As of December 31, 2021, our liquid assets totaled $84.9 million consisting of cash and cash equivalents of $20.6 million and unencumbered agency MBS of $64.3 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

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

Cash Flows

As of December 31, 2021, our cash totaled $21.8 million, which included cash and cash equivalents of $20.6 million, restricted cash of $1.1 million and restricted cash of a consolidated VIE of $0.1 million, representing a net decrease of $18.2 million from $40.0 million as of December 31, 2020. Cash provided by operating activities of $4.7 million during 2021 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $241.8 million during 2021 was primarily generated by sales of agency MBS and credit securities, receipt of principal payments from agency MBS and principal receipts on loans and mortgage loans of a consolidated VIE, partially offset by purchases of new agency MBS, credit securities, a mortgage loan, MSR financing receivables and SFR properties as well as net payments for settlements and deposits for margin on our interest rate derivative instruments. Cash used in financing activities of $264.7 million during 2021 was primarily from repayments of repurchase agreements, net repayments of secured debt of a consolidated VIE, redemption of long-term unsecured debt, dividend payments to stockholders and from repurchases of our common stock, partially offset by proceeds from issuance of long-term unsecured debt and long-term debt secured by SFR properties.

Debt Capital

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

Our repurchase agreement to finance our acquisition of mortgage loans is subject to a master repurchase agreement between our wholly-owned subsidiary, for which we provide a full guarantee of performance, and a third party lender.  The agreement contains financial covenants including our maintenance of a minimum level of net worth, liquidity and profitability, with which the failure to comply would constitute an event of default. Similarly, the agreement includes events of insolvency and events of default on other indebtedness as similar financial covenants. Upon the occurrence of an event of default or termination, the counterparty has the option to terminate all other indebtedness arrangements with us and to demand immediate payment of any amount due from us.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of date and period indicated (dollars in thousands):

December 31, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$425,836
Agency MBS collateral, at fair value (1)	447,979
Net amount (2)	22,143
Weighted-average rate	0.14%
Weighted-average term to maturity	13.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,788
Mortgage loans collateral, at fair value	29,697
Net amount (2)	8,909
Weighted-average rate	2.60%
Weighted-average term to maturity	319.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$446,624
Mortgage investments collateral, at fair value (1)	477,676
Net amount (2)	31,052
Weighted-average rate	0.25%
Weighted-average term to maturity	27.2 days
Maximum amount outstanding at any month-end during the period	$694,586

(1)

As of December 31, 2021, includes $28,219 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of December 31, 2021, we had outstanding repurchase agreement balances with 7 counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of December 31, 2021, no more than 4.0% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 12.3% of our stockholders’ equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of December 31, 2021:

	Number of Counterparties	Percent of Repurchase Agreement Funding
North America	4	51.4%
Europe	1	19.2%
Asia	2	29.4%
	7	100.0%

Long-term Secured Debt

McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, is party to a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties.  Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150 million.  Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023.  The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%. As of December 31, 2021, the outstanding principal balance was $39.4 million.

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

Long-Term Unsecured Debt

As of December 31, 2021, we had $86.0 million of total long-term debt, net of unamortized debt issuance costs of $1.7 million.  Our Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of December 31, 2021 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of December 31, 2021 accrue and require payment of interest quarterly at an annual rate of 6.000% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of December 31, 2021 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at our option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

As of December 31, 2021, we had outstanding interest rate swaps and 10-year U.S. Treasury note futures with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (in thousands):

	December 31, 2021
	Notional Amount	Collateral Deposit
Interest rate swaps	$150,000	$4,174
10-year U.S. Treasury note futures	25,000	375

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024.  As of December 31, 2021, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, the mortgage servicing counterparty could utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us.  As of December 31, 2021, our mortgage servicing counterparty has a $50 million credit facility that would be secured by its MSRs including the MSRs to which our MSR financing receivables are referenced.  On January 31, 2022, our mortgage servicing counterparty entered into an amendment to increase its availability under its credit facility to $75 million.  Based on our mortgage servicing counterparty’s total MSR holdings, we have the ability to utilize approximately 83% of its available capacity under its credit facility.  In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value.  Under our mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call.  If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables.  Draws under the facility bear interest at three-month LIBOR plus 2.75% with a LIBOR floor of 1.75% and a maturity date of April 29, 2022 with two one-year borrower extension options.

Our mortgage servicing counterparty may also pledge MSRs subject to other similar MSR financing receivable relationships with other third parties as collateral under the same credit facility that have a pledge of the MSRs to which our MSR financing receivables are referenced.  If such third party to another MSR financing receivable were unable to satisfy a margin call on its referenced pool of MSRs and the value of such MSRs were insufficient to satisfy the corresponding debt obligation to the lender, the lender would have recourse to the MSRs to which our MSR financing receivables are referenced.  In such case, if the mortgage servicing counterparty to our MSR financing receivables fails to satisfy such third party’s shortfall, the lender could liquidate the MSRs to which our MSR financing receivables are referenced if we did not fund such remaining margin deficiency.  As a result of this cross collateralization of our mortgage servicing counterparty’s credit facility, the value of our MSR financing receivables may be adversely impacted by the inability of our mortgage servicing counterparty’s other contracted parties to meet their margin calls.

Under the arrangement, we are obligated to provide funds to the mortgage servicing counterparty to fund its advances of payments on the serviced pool of mortgage loans within the referenced MSR.  The mortgage servicing counterparty is required to return to us any subsequent servicing advances collected or reimbursed by the GSEs.  At our option, we could instruct the mortgage servicing counterparty to fund any servicing advances with draws under its credit facility, subject to available borrowing capacity, while we would be required to fund such financing costs.

As of December 31, 2021, our mortgage servicing counterparty has drawn $48.7 million of financing under its credit facility, including $40.4 million attributable to us, collateralized by $182.2 million of MSRs, including $157.6 million attributable to us, and $4.2 million of servicer advances, including $3.7 million attributable to us.

Investment Commitments

We are party to an investment management agreement with a third party to invest up to a minimum $50 million of capital in SFR properties.  As of December 31, 2021, we have funded $27.0 million of the capital commitment.  Under the terms of the investment management agreement, if we were to terminate the commitment, we would have to pay a termination fee equal to a fixed amount less inception to date fees paid.

As of December 31, 2021, we are a party to a participation agreement pursuant to which we have committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, we are obligated to fund the last $30 million of advances under the revolving credit facility.  As of December 31, 2021, our unfunded commitment was $30 million.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock.  Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  During the year ended December 31, 2021, there were no issuances of common stock under the common equity distribution agreements.  As of December 31, 2021, we had 11,302,160 shares of common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

Our Board of Directors has authorized a share repurchase program pursuant to which we may repurchase shares of common stock (the “Repurchase Program”).  During the year ended December 31, 2021, we repurchased 3,242,371 shares of our common stock for a total purchase price of $12.5 million. As of December 31, 2021, we had remaining availability of 12,990,278 shares of common stock under the Repurchase Program.

Preferred Stock

As of December 31, 2021, we had Series B Preferred Stock outstanding with a liquidation preference of $9.3 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of December 31, 2021, we had Series C Preferred Stock outstanding with a liquidation preference of $27.9 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

During the year ended December 31, 2021, we issued 37,337 shares of our Series B Preferred Stock at a weighted average public offering price of $24.99 per share for proceeds net of selling commissions and expenses of $0.9 million under the Series B preferred equity distribution agreement.  As of December 31, 2021, we had 1,608,624 shares of Series B Preferred Stock available for sale under the Series B preferred equity distribution agreement.

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

As of December 31, 2021, we had estimated NOL carryforwards of $165.0 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of December 31, 2021, we also had estimated NCL carryforwards of $127.1 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of December 31, 2021 and 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of December 31, 2021 and 2020, we had consolidated for financial reporting purposes one securitization trust for which we determined that our investment provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  We were not required to consolidate for financial reporting purposes any other VIEs as of December 31, 2021 and 2020, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. For further information about our consolidated VIE, see “Note 9. Consolidation of Variable Interest Entities” to our consolidated financial statements under “Item 8 - Financial Statements and Supplementary Data.”

As of December 31, 2021 and 2020, we had not guaranteed any obligations of unconsolidated entities.  As of December 31, 2021, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.  As of December 31, 2020, we had not entered into any commitment or intent to provide funding to unconsolidated entities.

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

Our most critical accounting estimates, which are those accounting estimates that require the highest degree of management judgment due to the inherent level of estimation uncertainty, relate to the fair value measurement and interest income recognition for our investments in credit securities and MSR financing receivables.

Fair Value Measurement of Credit Investments and MSR Financing Receivables

Credit investments – Our investments in non-agency MBS secured by pools of business-purpose residential mortgage loans trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs.  To measure the fair value of our business-purpose residential MBS that is accounted for as an investment security, we use an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, we exercise significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the probability of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  To measure the fair value of the business-purpose mortgage loans and secured debt obligations of our consolidated VIE, we exercise significant judgment to develop assumptions about the future performance of each loan, which includes determining loan-level probabilities of default and loss-given-default.  We use our best efforts to corroborate these assumptions with evidence such as historical collateral performance data, our evaluation of historical collateral performance data for other securities with similar risk characteristics, available information about the fair value of the underlying properties and observed completed or pending transactions in similar instruments, to the extent reasonably available.  In general, significant increases (decreases) in default, loss severity or discount rate assumptions, in isolation, would result in a significantly lower (higher) fair value measurement.  However, it is often difficult to generalize the interrelationships between these significant inputs and the actual results could differ considerably on an individual security basis.  Each significant input is closely analyzed to ascertain its reasonableness in light of reasonably available corroborating evidence.  The assumptions that we apply are specific to each individual asset.  Although we rely on our internal calculations to estimate the fair value of these assets, we consider indications of value from actual sales of similar securities, to the extent available, to assist in the valuation process and calibrate our models.  The following tables present the significant assumptions about the future performance of the business-purpose residential mortgage loans which underlying our non-agency MBS investments, including our net investment in a VIE that is consolidated for external reporting purposes, as of December 31, 2021:

	Weighted-average	Range
Annualized default rate	72.4%	0.0% - 100.0%
Loss-given-default	12.5%	0.0% - 21.6%

The discount rate, which represents a market participant’s current required rate of return for a similar instrument, used to measure the fair value of our business-purpose residential MBS that is accounted for as an investment security was 13.0% as of December 31, 2021.

To measure the fair value of our commercial mortgage loan investment, we use an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of our mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of December 31, 2021, the estimated probability of default and discount rate for our mortgage loan investment was 0% and 5.6%, respectively.

MSR financing receivables – Our MSR financing receivables primarily derive their value from the MSRs to which they are referenced.  While trades of MSRs occur regularly, MSRs trade relatively less frequently than other highly liquid assets such as agency MBS.  Accordingly, significant judgment is required in measuring the fair value of MSRs, including the development of the significant assumptions used in performing that measurement.  To assist in our measurement of our MSR financing receivables, we use a nationally recognized, independent third-party mortgage analytics and valuation firm to estimate the fair value of the underlying MSRs from which our MSR financing receivables primarily derive their value. The third-party valuation firm estimates the fair value of the underlying MSRs using a discounted cash flow analysis using their proprietary prepayment models and market analysis.  We corroborate the third-party valuation firm’s estimate of the fair value of the underlying MSRs and evaluate the estimate for reasonableness.  The significant unobservable inputs to the fair value measurement of the underlying MSRs include the following:

•	the discount rate, which represents a market participant’s current required rate of return for similar MSRs;
•	expected rates of prepayment within the serviced pools of mortgage loans; and
•	annual per-loan cost of servicing.

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying our MSR financing receivables as of December 31, 2021:

December 31, 2021
Discount rate	9.0%
Annualized prepayment rate	10.1%
Annual per-loan cost of servicing (current loans)	$65.00

Pursuant to our MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, our mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return.  Accordingly, the fair value of our MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to our counterparty.  The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) us to (from) our mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs.  Given the significant management judgement required to estimate the fair value of our MSR financing receivables and their underlying components, our return from such investments may, ultimately, differ materially from these estimates.

Interest Income Recognition for Investments in Credit Securities and MSR Financing Receivables

We recognize interest income for our investments in credit securities and MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment.  The amount of periodic interest income recognized is determined by applying the investment’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the investment’s effective interest rate is calculated by solving for the single discount rate that equates the present value of our best estimate of the amount and timing of the cash flows expected to be collected from the investment to our purchase cost. To prepare our best estimate of cash flows expected to be collected, we exercise significant judgment with consideration of current information and events to develop a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral or as a reference asset for our investment, including assumptions about the timing and amount of prepayments and credit losses.  These assumptions require a high degree of management judgment as they represent forecasts about future events for which the ultimate outcome is inherently uncertain.  If our periodic estimate of future cash flows are higher than those actually received in future periods, we may recognize non-cash interest income over certain portions of the security’s holding period that exceeds the level of effective interest income that will ultimately be realized.  We use our best efforts to corroborate the significant assumptions underlying our estimates of futures cash flows with evidence such as historical collateral performance data for the specific pool of assets collateralizing our investments as well as our evaluation of historical collateral performance data for other assets collateralized or referenced to asset pools with similar risk characteristics, to the extent reasonably available.

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

Interest Rate Risk

We are exposed to interest rate risk in our agency MBS, MSR related asset and SFR investments. Our investments in agency MBS are also financed with short-term borrowing facilities, such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate hedging instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate hedging instruments include interest rate swaps as well as U.S. Treasury note futures, options on U.S. Treasury note futures, and options on agency MBS.

Changes in both short- and long-term interest rates affect us in several ways, including our financial position. As interest rates rise, the value of fixed-rate agency MBS may be expected to decline, prepayment rates may be expected to decrease and duration may be expected to extend, while the values of our interest rate hedging instruments and MSR financing receivables are generally expected to increase due to lower expectations of prepayments in the referenced pools of mortgage loans. Increases in interest rates may also have an adverse impact on our SFR investments if we are unable to increase rents or acquire SFR homes with rates high enough to offset the increase in interest rates on our borrowings.  Conversely, if interest rates decline, the value of fixed-rate agency MBS is generally expected to increase while the value of our interest rate hedging instruments and MSR related assets are expected to decline. In addition, decreases in interest rates may lead to additional competition for the acquisition of SFR homes, which may lead to future acquisitions being more costly and resulting in lower yields. Also, our ability to obtain favorable interest rates on our financing structures may affect our SFR investment strategy.  We manage our interest rate risk through investment allocation between our agency MBS and MSR related assets and the utilization of interest rate hedging instruments.

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

•	The analyses do not reflect an estimated changes in our income tax provision.
•	The analyses do not reflect any estimated changes in the fair value of our credit investments or SFR properties.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2021
	Value	Value with 50 Basis Point Increase in Interest Rates	Value with 50 Basis Point Decrease in Interest Rates
Agency MBS	$483,927	$470,976	$494,278
TBA commitments	109	109	109
MSR financing receivables	125,018	134,736	112,155
Interest rate swaps	(107)	3,718	(3,932)
U.S. Treasury note futures	16	(767)	1,205
Call options on U.S. Treasury note futures	4	—	188
Equity available to common stock	186,861	186,666	181,897
Book value per common share	$6.16	$6.15	$6.00
Book value per common share percent change		(0.10%)	(2.66%)

	December 31, 2021
	Value	Value with 100 Basis Point Increase in Interest Rates	Value with 100 Basis Point Decrease in Interest Rates
Agency MBS	$483,927	$456,284	$501,465
TBA commitments	109	109	109
MSR financing receivables	125,018	138,428	73,832
Interest rate swaps	(107)	7,544	(7,758)
U.S. Treasury note futures	16	(1,754)	2,192
Call options on U.S. Treasury note futures	4	—	974
Equity available to common stock	186,861	178,505	148,708
Book value per common share	$6.16	$5.88	$4.90
Book value per common share percent change		(4.47%)	(20.42%)

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 6.1 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of December 31, 2021.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2021
	Value	Value with 10 Basis Point Increase in Agency MBS Spreads	Value with 10 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$483,927	$480,974	$486,880
TBA commitments	109	109	109
Equity available to common stock	186,861	183,908	189,814
Book value per common share	$6.16	$6.06	$6.26
Book value per common share percent change		(1.58)%	1.58%

	December 31, 2021
	Value	Value with 25 Basis Point Increase in Agency MBS Spreads	Value with 25 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$483,927	$476,546	$491,308
TBA commitments	109	109	109
Equity available to common stock	186,861	179,480	194,242
Book value per common share	$6.16	$5.92	$6.40
Book value per common share percent change		(3.95)%	3.95%

Credit Risk

Unlike our agency MBS investments, our credit investments do not carry a credit guarantee from a GSE or government agency.  Accordingly, our credit investments expose us to credit risk.  Credit risk, sometimes referred to as non-performance or non-payment risk, is the risk that we will not receive, in full, the contractually required principal or interest cash flows stemming from our investments due to an underlying borrower’s or issuer’s default on their obligation.  Upon a mortgage loan borrower’s default, a foreclosure sale or other liquidation of the underlying mortgaged property will result in a credit loss if the liquidation proceeds fall short of the mortgage loan’s unpaid principal balance and unpaid accrued interest.

Some of our credit investments have credit enhancements that mitigate our exposure to the credit risk of the underlying mortgage loans.  Credit losses incurred on the underlying mortgage loans collateralizing our investments in non-agency MBS are allocated on a “reverse sequential” basis. Accordingly, any credit losses realized on the underlying mortgage loans are first absorbed by the beneficial interests subordinate to our non-agency MBS, if any, to the extent of their respective principal balance, prior to being allocated to our investments.

Other of our non-agency MBS investments represent “first loss” positions.  Accordingly, for such investments, credit losses realized on the underlying pool of mortgage loans are first allocated to our security, to the extent of its principal balance, prior to being allocated to the respective securitization’s more senior credit positions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2021, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version). Based on management’s assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders (our 2022 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2022 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2022 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2022 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2022 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2021, included in “Item 8 - Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•	Report of Independent Registered Public Accounting Firm (page F-2)
•	Consolidated Balance Sheets as of December 31, 2021 and 2020 (page F-4)
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020 (page F-5)
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2021 and 2020 (page F-6)
•	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 (page F-7)
•	Notes to Consolidated Financial Statements (page F-8)

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

4.05	Form of Senior Note. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).
4.06	Form of Subordinated Note. (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 (File No. 333-235885) filed on January 10, 2020).
4.07	Form of Certificate for Class A common stock (incorporated by reference to Exhibit 4.01 of the Annual Report on Form 10-K filed on February 24, 2010).
4.08	Shareholder Rights Agreement, dated June 5, 2009 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 5, 2009).
4.09	First Amendment to Shareholder Rights Agreement, dated as of April 13, 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 13, 2018).
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

4.14 4.15 4.16

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
10.06 10.07

Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).*

Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2021).*

10.08

Form of Restricted Stock Award Agreement under Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 17, 2021).*

10.09

Form of Deferred Stock Unit Award Agreement under Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 17, 2021).*

10.10

Form of Performance Restricted Stock Unit Award Agreement under Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2021).*

10.11	Form of Change in Control Continuity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2017).*
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K, filed on February 23, 2012).*
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

10.21

Amended and Restated Equity Distribution Agreement, dated March 21, 2019, by and among the Company and JonesTrading Institutional Services LLC, B. Riley FBR, Inc., Compass Point Research & Trading, LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 21, 2019).

10.22

Amendment No. 1 to the Amended and Restated Equity Distribution Agreement, dated as of July 21, 2021, by and among Arlington Asset Investment Corp. and JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on July 21, 2021).

10.23

Retirement and Consulting Agreement dated June 6, 2019, by and between Arlington Asset Investment Corp. and Eric F. Billings (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019).

21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

Exhibit Number	Exhibit Title
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

†	Filed herewith.
*	Compensatory plan or arrangement.
**

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2021 and 2020; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: March 10, 2022	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Richard E. Konzmann and each of them as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	March 10, 2022
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ RICHARD E. KONZMANN	Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2022
RICHARD E. KONZMANN	(Principal Financial Officer)
/s/ BENJAMIN J. STRICKLER	Vice President, Chief Accounting Officer and Controller	March 10, 2022
BENJAMIN J. STRICKLER	(Principal Accounting Officer)
/s/ DANIEL E. BERCE	Chairman of the Board	March 10, 2022
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	March 10, 2022
DAVID W. FAEDER

/s/ MELINDA H. MCCLURE	Director	March 10, 2022
MELINDA H. MCCLURE

/s/ RALPH S. MICHAEL III	Director	March 10, 2022
RALPH S. MICHAEL III

/s/ ANTHONY P. NADER III	Director	March 10, 2022
ANTHONY P. NADER III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arlington Asset Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of the Mortgage Servicing Rights used to value the MSR Financing Receivables

As described in Notes 7 and 13 to the consolidated financial statements, the Company elected to account for the Mortgage Servicing Right (MSR) financing receivables at fair value. The Company’s MSR financing receivables are classified within Level 3 of the fair value hierarchy. The Company uses a nationally recognized, independent third-party mortgage analytics and valuation firm to estimate the fair value of the underlying MSRs from which the Company’s MSR financing receivables derive their value of $125.0 million as of December 31, 2021. The third- party valuation firm estimates the fair value of the underlying MSRs using a discounted cash flow analysis using their proprietary prepayment models and market analysis. Management uses judgment in corroborating the third-party valuation firm’s estimate of the fair value of the underlying MSRs and evaluates the estimate for reasonableness. The significant unobservable inputs to the fair value measurement of the underlying MSRs include the discount rate, expected rates of prepayment and annual per-loan cost of servicing.

The principal considerations for our determination that performing procedures relating to the fair value of the mortgage servicing rights used to value the MSR financing receivables is a critical audit matter are (i) the significant judgment by management, including the use of a specialist, in estimating the fair value of MSRs used to value the MSR financing receivables, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the fair value of MSRs and the assumptions related to the discount rate, expected rates of prepayment, and annual per-loan cost of servicing used by management and its specialist and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The work of management’s specialist was used in performing the procedures to evaluate the reasonableness of the estimate of the fair value of MSRs. As a basis for using this work, the specialist’s qualifications were understood and the Company’s relationship with the specialist was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialist, tests of the data used by the specialist, and an evaluation of the specialist’s findings. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the methods and assumptions related to the discount rate, expected rates of prepayment, and annual per-loan cost of servicing used by the specialist.

Fair Value of Certain Credit Securities

As described in Notes 5 and 13 to the consolidated financial statements, management measures credit securities at fair value. The fair value of certain credit securities that represent non-agency MBS secured by a pool of business-purpose residential mortgage loans were estimated using an income approach. Credit securities for which fair value is estimated using an income approach make up a portion of total credit securities of $26.2 million as of December 31, 2021.

Management measures the fair value of certain credit securities using an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, management uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments. The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.

The principal considerations for our determination that performing procedures relating to the fair value of certain credit securities is a critical audit matter are (i) the significant judgment by management in developing the discount rate assumption and estimating the fair value of certain credit securities, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the fair value of certain credit securities and the discount rate assumption and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for certain credit securities and (ii) comparing management’s estimate to the independently developed range of prices to evaluate the reasonableness of management’s estimate. Developing the independent ranges involved (i) testing the completeness and accuracy of data provided by management and (ii) independently developing the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Washington, DC
March 10, 2022 We have served as the Company’s auditor since 2002.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents (includes $2,118 and $-0-, respectively, from a consolidated VIE)	$20,543	$28,796
Restricted cash	1,132	—
Restricted cash of consolidated VIE	111	11,169
Sold securities receivable	28,219	—
Agency mortgage-backed securities, at fair value	483,927	970,880
MSR financing receivables, at fair value	125,018	9,346
Credit securities, at fair value	26,222	26,660
Mortgage loans, at fair value	29,697	45,000
Mortgage loans of consolidated VIE, at fair value	7,442	93,283
Single-family residential real estate	60,889	—
Derivative assets, at fair value	250	258
Deposits	4,549	6,306
Other assets (includes $547 and $545, respectively, from a consolidated VIE)	15,037	20,691
Total assets	$803,036	$1,212,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$446,624	$655,212
Secured debt of consolidated VIE, at fair value	508	93,627
Derivative liabilities, at fair value	228	221
Purchased securities payable	—	139,013
Long-term unsecured debt	85,994	73,027
Long-term debt secured by single-family properties	39,178	—
Other liabilities (includes $2 and $321, respectively, from a consolidated VIE)	6,377	5,019
Total liabilities	578,909	966,119
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 373,610 and 336,273 shares issued and outstanding, respectively (liquidation preference of $9,340 and $8,407, respectively)	8,852	7,933
Series C Preferred stock, $0.01 par value, 1,117,034 shares issued and outstanding (liquidation preference of $27,926)	27,356	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 30,676,931 and 33,517,018 shares issued and outstanding, respectively	307	335
Additional paid-in capital	2,030,315	2,040,918
Accumulated deficit	(1,842,703)	(1,830,272)
Total stockholders’ equity	224,127	246,270
Total liabilities and stockholders’ equity	$803,036	$1,212,389

	December 31, 2021	December 31, 2020
Assets and liabilities of consolidated VIE:
Cash and restricted cash	$2,229	$11,169
Mortgage loans, at fair value	7,442	93,283
Other assets	547	545
Secured debt, at fair value	(508)	(93,627)
Other liabilities	(2)	(321)
Net investment in consolidated VIE	$9,708	$11,049

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2021	2020
Interest income
Agency mortgage-backed securities	$10,634	$32,728
MSR financing receivables	6,282	—
Credit securities and loans	5,058	7,605
Mortgage loans of consolidated VIE	2,908	4,305
Other	648	1,376
Total interest and other income	25,530	46,014
Rent revenues from single-family properties	259	—
Interest expense
Repurchase agreements	1,483	16,742
Long-term debt secured by single-family properties	151	—
Long-term unsecured debt	5,112	4,771
Secured debt of consolidated VIE	1,460	1,403
Total interest expense	8,206	22,916
Single-family property operating expenses	629	—
Net operating income	16,954	23,098
Investment and derivative loss, net	(13,199)	(78,199)
General and administrative expenses
Compensation and benefits	6,979	7,241
Other general and administrative expenses	4,725	5,374
Total general and administrative expenses	11,704	12,615
Loss before income taxes	(7,949)	(67,716)
Income tax provision	1,566	—
Net loss	(9,515)	(67,716)
Dividend on preferred stock	(2,916)	(2,991)
Net loss attributable to common stock	$(12,431)	$(70,707)
Basic loss per common share	$(0.38)	$(2.00)
Diluted loss per common share	$(0.38)	$(2.00)
Weighted-average common shares outstanding (in thousands)
Basic	32,312	35,343
Diluted	32,312	35,343

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2019	354,039	$8,270	1,200,000	$28,944	36,755,387	$368	$2,049,292	$(1,759,626)	$327,248
Net loss	—	—	—	—	—	—	—	(67,716)	(67,716)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	456,220	4	106	—	110
Repurchase of Class A common stock	—	—	—	—	(3,662,566)	(37)	(10,340)	—	(10,377)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(32,023)	—	(91)	—	(91)
Repurchase of preferred stock	(17,766)	(299)	(82,966)	(1,578)	—	—	—	—	(1,877)
Stock-based compensation	—	—	—	—	—	—	1,988	—	1,988
Other	—	(38)	—	(10)	—	—	(37)	—	(85)
Dividends declared	—	—	—	—	—	—	—	(2,930)	(2,930)
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270
Net loss	—	—	—	—	—	—	—	(9,515)	(9,515)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	487,104	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(22,000)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(3,242,371)	(32)	(12,443)	—	(12,475)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(62,820)	—	(239)	—	(239)
Issuance of preferred stock	37,337	919	—	—	—	—	—	—	919
Stock-based compensation	—	—	—	—	—	—	2,083	—	2,083
Dividends declared	—	—	—	—	—	—	—	(2,916)	(2,916)
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(9,515)	$(67,716)
Adjustments to reconcile net loss to net cash provided by operating activities
Investment and derivative loss, net	13,199	78,199
Net (discount) premium (accretion) amortization	(4,791)	4,794
Other	2,472	2,275
Changes in operating assets
Interest receivable	1,145	9,115
Other assets	(47)	4,495
Changes in operating liabilities
Interest payable and other liabilities	2,163	(4,233)
Accrued compensation and benefits	65	(1,015)
Net cash provided by operating activities	4,691	25,914
Cash flows from investing activities
Purchases of agency mortgage-backed securities	(607,659)	(1,058,355)
Purchases of credit securities	(51,934)	(165,426)
Purchases of loans	(29,967)	(25,000)
Purchases of MSR financing receivables	(101,808)	(8,411)
Purchases of single-family residential real estate	(61,188)	—
Proceeds from sales of agency mortgage-backed securities	830,524	3,877,441
Proceeds from sales of credit securities	54,545	145,986
Receipt of principal payments on agency mortgage-backed securities	64,982	211,717
Receipt of principal payments on credit securities	367	2,881
Receipt of principal payments on loans	45,271	25,000
Receipt of principal payments on mortgage loans of consolidated VIE	87,746	31,181
Receipt of distributions on MSR financing receivables	5,667	—
Restricted cash balance of VIE upon consolidation	—	8,658
Payments for derivatives and deposits, net	(204)	(67,708)
Other	5,526	(3,887)
Net cash provided by investing activities	241,868	2,974,077
Cash flows from financing activities
Repayments of repurchase agreements, net	(208,588)	(2,926,025)
Repayments of secured debt of consolidated VIE, net	(93,319)	(28,537)
Repurchase of common stock	(12,475)	(10,377)
Repurchase of preferred stock	—	(1,877)
Proceeds from issuance of preferred stock	919	—
Proceeds from issuance of long-term unsecured debt	36,305	—
Proceeds from long-term debt secured by single-family properties	39,164	—
Redemption of long-term unsecured debt	(23,821)	—
Repurchase of long-term unsecured debt	(7)	(1,446)
Dividends paid	(2,916)	(11,315)
Other	—	(85)
Net cash used in financing activities	(264,738)	(2,979,662)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,179)	20,329
Cash, cash equivalents and restricted cash, beginning of year	39,965	19,636
Cash, cash equivalents and restricted cash, end of year	$21,786	$39,965
Supplemental cash flow information
Cash payments for interest	$7,907	$26,479
Cash payments for taxes	$—	$—
Cash receipt for refund of prior alternative minimum tax payments	$—	$4,566
Non-cash investing activity
Assets of VIE upon consolidation	$—	$124,345
Non-cash financing activity
Liabilities of VIE upon consolidation	$—	$122,310

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses primarily on investing in mortgage related assets and residential real estate.  The Company’s investment capital is currently allocated between agency mortgage-backed securities (“MBS”), mortgage servicing right (“MSR”) related assets, credit investments and single-family residential (“SFR”) properties.

The Company’s agency MBS consist of residential mortgage pass-through certificates for which the principal and interest payments are guaranteed by a U.S. government sponsored enterprise (“GSE”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The Company’s MSR related assets represent investments for which the return is based on the economic performance of a pool of specific MSRs.  The Company’s credit investments generally include investments in mortgage loans secured by either residential or commercial real property or MBS collateralized by residential or commercial mortgage loans (“non-agency MBS”) or asset-backed securities (“ABS”) collateralized by residential solar panel loans.  The Company’s SFR investment strategy is to acquire, lease and operate single-family residential homes as rental properties.

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

Note 3. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2021 and 2020, approximately 67% and 99%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Agency MBS and Mortgage Loans of a Consolidated VIE

The Company recognizes interest income for its investments in agency MBS and mortgage loans of a consolidated variable interest entity (“VIE”) by applying the “interest method” permitted by GAAP, whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each investment’s stated interest rate. The interest method is applied at the individual instrument level based upon each instrument’s effective interest rate. The Company calculates each instrument’s effective interest rate at the time of purchase or initial recognition by solving for the discount rate that equates the present value of that instrument's remaining contractual cash flows (assuming no principal prepayments) to its purchase cost. Because each instrument’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method, as principal prepayments occur, a proportional amount of the unamortized premium or unaccreted discount is recognized in interest income such that the contractual effective interest rate on any remaining security or loan balance is unaffected.

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

Interest Income Recognition for Investments in Credit Securities and MSR Financing Receivables

The Company recognizes interest income for its investments in credit securities and MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.  The amount of periodic interest income recognized is determined by applying the investment’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the investment’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the investment to its purchase cost. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses.  In each subsequent quarterly reporting period, the amount and timing of cash flows expected to be collected from the investment are re-estimated based upon current information and events. The following table provides a description of how periodic changes in the estimate of cash flows expected to be collected affect interest income recognition prospectively for investments in credit securities and MSR financing receivables:

Scenario:	Effect on Interest Income Recognition for Investments in Credit Securities and MSR Financing Receivables:

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

	Year Ended December 31,
(Shares in thousands)	2021	2020
Basic weighted-average common shares outstanding	32,312	35,343
Performance share units, unvested restricted stock units, and unvested restricted stock	—	—
Diluted weighted-average common shares outstanding	32,312	35,343
Net loss attributable to common stock	$(12,431)	$(70,707)
Basic loss per common share	$(0.38)	$(2.00)
Diluted loss per common share	$(0.38)	$(2.00)

The diluted loss per share for the years ended December 31, 2021 and 2020 did not include the antidilutive effect of 314,376 and 83,785 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Other Significant Accounting Policies

The Company’s other significant accounting policies are described in the following notes:

Investments in agency MBS, subsequent measurement	Note 4
Investments in credit securities, subsequent measurement	Note 5
Loans held for investment, subsequent measurement	Note 6
Investments in MSR financing receivables, subsequent measurement	Note 7
Investments in single-family residential properties	Note 8
Consolidation of variable interest entities	Note 9
Borrowings	Note 10
To-be-announced agency MBS transactions, including “dollar rolls”	Note 11
Derivative instruments	Note 11
Balance sheet offsetting	Note 12
Fair value measurements	Note 13
Income taxes	Note 14
Stock-based compensation	Note 17

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

Note 4. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2021 and 2020, the fair value of the Company’s investments in agency MBS was $483,927 and $970,880, respectively. As of December 31, 2021 and 2020, all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

All periodic changes in the fair value of agency MBS that are not attributed to interest income are recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment and derivative gain (loss), net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in agency MBS:

	Year Ended December 31,
	2021	2020
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(15,116)	$8,682
Agency MBS sold during the period	(13,249)	22,344
Total	$(28,365)	$31,026

The Company also invests in and finances fixed-rate agency MBS on a generic pool basis through sequential series of to-be-announced security transactions commonly referred to as “dollar rolls.” Dollar rolls are accounted for as a sequential series of derivative instruments. Refer to “Note 11. Derivative Instruments” for further information about dollar rolls.

Note 5. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities.  Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2021 and 2020, the fair value of the Company’s investments in credit securities was $26,222 and $26,660, respectively.  As of December 31, 2021, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans and ABS collateralized by pools of residential solar panel loans.

All periodic changes in the fair value of credit securities that are not attributed to interest income are recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. The following table provides additional information about the gains and losses recognized as a component of “investment and derivative gain (loss), net” in the Company’s consolidated statements of comprehensive income for the periods indicated with respect to investments in credit securities:

	Year Ended December 31,
	2021	2020
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$(375)	$(8,446)
Credit securities sold during the period	1,511	(7,004)
Total	$1,136	$(15,450)

Note 6. Loans Held for Investment

As of December 31, 2021 and 2020, the Company held loans secured by first lien positions in commercial real estate with an aggregate outstanding principal outstanding principal balance of $29,697 and $45,000, respectively.

As of December 31, 2021, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $29,697 that was purchased by the Company at par in April 2021.  The loan bears interest at a floating note rate equal to one-month LIBOR plus 5.50%.  The maturity date of the loan is March 23, 2022 with a one-year extension available at the option of the borrower.  The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

As of December 31, 2020, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $45,000.  In July 2021, the Company received full repayment of its loan investment.  The loan bore interest at a floating note rate equal to one-month LIBOR plus 4.25% with a LIBOR floor of 2.00%.

The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of December 31, 2021 and 2020, the Company’s investments were $29,697 and $45,000, respectively, at fair value.  The Company recognizes interest income on its loan investments based upon the effective interest rate of the loans which, as of December 31, 2021 and 2020, was equal to the contractual note rate of the loans.

As of December 31, 2021, the Company was party to a participation agreement pursuant to which the Company has committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, the Company funds the last $30,000 of advances under the revolving credit facility.  Any draws under the revolving credit facility bear interest at one-month LIBOR plus 3.75% with a LIBOR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower.  The borrower is also required to pay an unused commitment fee of 0.50%.  As of December 31, 2021, the Company’s unfunded commitment was $30,000.

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

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans.  The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers.  The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers.  As of December 31, 2021 and 2020, the Company had provided funds of $3,731 and $0, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, the mortgage servicing counterparty can utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs.   As of December 31, 2021 and 2020, the Company’s counterparty had obtained $40,398 and $0, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

Under GAAP, the Company accounts for transactions executed under its arrangement with the mortgage servicing counterparty as financing transactions and reflects the associated financing receivables in the line item “MSR financing receivables” on its consolidated balance sheets.   The Company has elected to account for its MSR financing receivables at fair value with changes in fair value that are not attributed to interest income recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As described in further detail in “Note 3. Summary of Significant Accounting Policies,” the Company recognizes interest income for MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

As of December 31, 2021 and 2020, the fair value of the Company’s investments in MSR financing receivables was $125,018 and $9,346, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Year Ended December 31,
	2021	2020
Balance at period beginning	$9,346	$—
Capital investments	100,873	9,346
Capital distributions	(5,666)	—
Accretion of interest income	6,282	—
Changes in valuation inputs and assumptions	14,183	—
Balance at period end	$125,018	$9,346

Note 8. Investments in Single-Family Residential Properties

The Company owns a portfolio of SFR homes that is operates as rental properties.  The Company is party to an agreement with a third-party investment firm to identify, acquire and manage investments in SFR properties on behalf of the Company.  Under the terms of the agreement, the Company has committed to fund up to $50,000 of capital to fund the acquisition of SFR properties.  The Company is obligated to pay the third-party firm a minimum fee plus an incentive fee equal to a percentage of the total investment return in excess of a hurdle rate of return.  If the Company were to terminate the commitment, the Company would incur a termination fee equal to a fixed amount less inception to date minimum fees paid to the third-party firm.

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

Pursuant to its SFR investment strategy, the Company leases its SFR properties to tenants who occupy the properties.  The leases generally have terms of one year or more and are classified as operating leases.  Rental revenue, net of any concessions, is recognized over the term of each lease on a straight-line basis.  If the Company determines that collectability of lease payments is not probable, any lease receivables previously recognized are reversed and rental revenue is limited to cash received.

Costs directly associated with the origination of a lease, such as a commission paid to a property manager when a lease agreement is obtained, are deferred at the commencement of the lease and subsequently recognized ratably as an expense over the lease term, consistent with the recognition of rental revenue from the lease.  The ratable expense recognition of lease direct costs is reported as a component of “single-family property operating expenses” in the Company’s consolidated statements of comprehensive income.  In addition to the expense items previously mentioned, “single-family property operating expenses” also include accruals for, but not limited to, third-party property management fees, local real estate tax assessments, utilities, homeowners’ association dues, insurance and interest expense incurred in financing secured by SFR properties.

The Company evaluates its SFR properties for impairment whenever circumstances indicate that their carrying amounts may not be recoverable.  Significant indicators of potential impairment include, but are not limited to, declines in home values, adverse changes in rental or occupancy rates and relevant unfavorable changes in the broader economy.  If indicators of potential impairment exist, the Company performs a recoverability test by comparing the property’s net carrying amount to its estimate of the undiscounted future net cash flows expected to be obtained from the use and eventual disposition of the property.  If the property’s carrying amount exceeds the Company’s estimate of the undiscounted future net cash flows expected to be obtained from the property, the Company recognizes an impairment loss equal to the amount that the property’s net carrying amount exceeds the property’s estimated fair value.  As of December 31, 2021, the Company had not recognized any impairment losses for its investments in SFR properties.

As of December 31, 2021, the Company had investments in 214 SFR properties for a total cost of $61,188.  During the year ended December 31, 2021, the Company recognized $299 of depreciation expense related to its SFR properties.  The following table summarizes the Company’s net carrying amount of its SFR properties by component as of the dates indicated:

	December 31, 2021	December 31, 2020
Investments in single-family residential real estate:
Land	$10,128	$—
Buildings and improvements	51,060	—
Investments in single-family residential real estate, at cost	61,188	—
Less: accumulated depreciation	(299)	—
Investments in single-family residential real estate, net	$60,889	$—

As of December 31, 2021, the Company had commitments to acquire 69 SFR properties for an aggregate purchase price of $20,105.

Note 9. Consolidation of Variable Interest Entities

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

	December 31, 2021	December 31, 2020
Cash of consolidated VIE	$2,118	$—
Restricted cash of consolidated VIE (1)	111	11,169
Mortgage loans of consolidated VIE, at fair value	7,442	93,283
Other assets of consolidated VIE	547	545
Secured debt of consolidated VIE, at fair value	(508)	(93,627)
Other liabilities of consolidated VIE	(2)	(321)
Investment in consolidated VIE	$9,708	$11,049

(1)	Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE in the month following collection.

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $7,687 and $520, respectively, as of December 31, 2021.  The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer.  As of December 31, 2021, the weighted average net note rate to which the VIE was entitled was 6.05%.  The debt of the consolidated VIE has recourse solely to the assets of the VIE; it has no recourse to the general credit of the Company.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”).  Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis.  Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan.  The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month.  As of December 31, 2021, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $159.

The Company has elected to account for the mortgage loans and debt of the consolidated VIE at fair value with changes in fair value that are not attributed to interest income or interest expense, respectively, recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income.

As described in further detail in “Note 3. Summary of Significant Accounting Policies,” the Company recognizes interest income for the mortgage loans of the consolidated VIE by applying the “interest method” permitted by GAAP, whereby the discount recognized at the initial recognition of each loan is accreted as an adjustment to contractual interest income accrued at the loan’s stated interest rate. The Company ceases the accrual of interest income for a mortgage loan (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  Upon placing a loan in non-accrual status, any previously accrued but uncollected interest is derecognized and a corresponding reduction to current period interest income is recorded.  The following table presents information about the accrual status of the mortgage loans of the consolidated VIE as of December 31, 2021:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$1,762	$1,778	$(16)
90 days or more past due and in non-accrual status	5,680	5,909	(229)
Total mortgage loans of consolidated VIE	$7,442	$7,687	$(245)

Note 10. Borrowings

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of November 15, 2022 and an interest rate that resets monthly at a rate equal to one-month LIBOR plus 2.50%. Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of December 31, 2021 and 2020, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	December 31, 2021	December 31, 2020
Agency MBS repurchase financing:
Repurchase agreements outstanding	$425,836	$623,712
Agency MBS collateral, at fair value (1)	447,979	656,154
Net amount (2)	22,143	32,442
Weighted-average rate	0.14%	0.21%
Weighted-average term to maturity	13.0 days	14.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,788	$31,500
Mortgage loans collateral, at fair value	29,697	45,000
Net amount (2)	8,909	13,500
Weighted-average rate	2.60%	3.00%
Weighted-average term to maturity	319.0 days	315.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$446,624	$655,212
Mortgage investments collateral, at fair value (1)	477,676	701,154
Net amount (2)	31,052	45,942
Weighted-average rate	0.25%	0.34%
Weighted-average term to maturity	27.2 days	28.5 days

(1)

As of December 31, 2021, includes $28,219 at sale price of unsettled agency MBS sale commitments which is included in the line item “sold securities receivable” in the accompanying consolidated balance sheets.

(2)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted-average outstanding balance	$575,615	$1,167,357
Weighted-average rate	0.25%	1.41%

Long-Term Unsecured Debt

As of December 31, 2021 and 2020, the Company had $85,994 and $73,027, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,687 and $732, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	December 31, 2021			December 31, 2020
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2023	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$23,828	$15,000
Annual Interest Rate	6.75%	6.000%	LIBOR+ 2.25 - 3.00%	6.75%	6.625%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.000%	2.87%	6.75%	6.625%	2.99%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	May 1, 2023	2033 - 2035

During the years ended December 31, 2021 and 2020, the Company repurchased $7 and $1,172 in principal balance of Senior Notes due 2023 for a purchase price of $7 and $1,115, respectively. During the year ended December 31, 2020, the Company repurchased $369 in principal balance of Senior Notes due 2025 for a purchase price of $331. There were no repurchases of Senior Notes due 2025 during the year ended December 31, 2021.

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

Long-Term Debt Secured by Single-family Residential Real Estate

On September 28, 2021, McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, entered into a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties.  Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150,000.  Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023.  The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%.  As of December 31, 2021, the outstanding balance was $39,178, net of unamortized debt issuance costs of $264.

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

Note 11. Derivative Instruments

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative instruments. Derivative instruments are recorded at fair value as either “derivative assets” or “derivative liabilities” in the consolidated balance sheets, with all periodic changes in fair value reflected as a component of “investment and derivative gain (loss), net” in the consolidated statements of comprehensive income. Cash receipts or payments related to derivative instruments are classified as investing activities within the consolidated statements of cash flows.

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

The Company’s agency MBS investment portfolio includes net purchase (or “net long”) positions in TBA securities, which are primarily the result of executing sequential series of “dollar roll” transactions. The Company executes dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting sale with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering, with the same counterparty, another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll (also known as “dollar roll income”). By executing a sequential series of dollar roll transactions, the Company is able to create the economic experience of investing in an agency MBS, financed with a repurchase agreement, over a period of time. Forward purchases and sales of TBA securities are accounted for as derivative instruments in the Company’s financial statements. Accordingly, dollar roll income is recognized as a component of “investment and derivative gain (loss), net” along with all other periodic changes in the fair value of TBA commitments.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	December 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(107)	$—	$(147)
10-year U.S. Treasury note futures	16	—	—	—
Options on U.S. Treasury note futures	4	—	—	—
TBA commitments	230	(121)	258	(74)
Total	$250	$(228)	$258	$(221)

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

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$50,000	0.71%	0.13%	(0.58)%	1.8	$(5)
3 to less than 10 years	100,000	0.90%	0.13%	(0.77)%	6.6	(102)
Total / weighted-average	$150,000	0.84%	0.13%	(0.71)%	5.0	$(107)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2020:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$200,000	0.10%	0.06%	(0.04)%	2.9	$(40)
3 to less than 10 years	75,000	0.74%	0.22%	(0.52)%	9.5	(107)
Total / weighted-average	$275,000	0.28%	0.10%	(0.18)%	4.7	$(147)

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

 As of December 31, 2021, the Company held long positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $25,000 with a maturity date in March 2022.  As of December 31, 2020, the Company had no outstanding positions of U.S. Treasury note futures.

Options on U.S. Treasury Note Futures

The Company may purchase or sell exchange-traded options on U.S. Treasury note futures contracts with the objective of economically hedging a portion of the sensitivity of its investments in agency MBS to significant changes in interest rates. The Company may purchase put or call options which provide the Company with the right to sell to a counterparty or purchase from a counterparty U.S. Treasury note futures, and the Company may also write put or call options that provide a counterparty with the option to sell to the Company or buy from the Company U.S. Treasury note futures. The options may be exercised at any time prior to their expiry, and if exercised, may be net settled in cash or through physical receipt or delivery of the underlying futures contracts.

Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of December 31, 2021 is as follows:

	Notional Amount Long/(Short)	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased call options:
January 2022 expiration	$25,000	134.5	1.00%	$4

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

As of December 31, 2020, the Company had no outstanding options on U.S. Treasury note futures contracts.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the date indicated:

	December 31, 2021
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$225,000	$229,043	$229,148	$105
2.5% 30-year MBS sale commitments	(225,000)	(229,152)	(229,148)	4
Total TBA commitments, net	$—	$(109)	$—	$109

	December 31, 2020
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
1.5% 30-year MBS purchase commitments	$50,000	$50,281	$50,539	$258
1.5% 30-year MBS sale commitments	(50,000)	(50,465)	(50,539)	(74)
Total TBA commitments, net	$—	$(184)	$—	$184

Derivative Instrument Gains and Losses

The following table provides information about the derivative gains and losses recognized within the periods indicated:

	For the Year Ended December 31,
	2021	2020
Interest rate derivatives:
Interest rate swaps:
Net interest (expense) income (1)	$(2,929)	$501
Unrealized gains, net	3,129	15,236
Gains (losses) realized upon early termination, net	1,960	(118,893)
Total interest rate swap gains (losses), net	2,160	(103,156)
U.S. Treasury note futures, net	3,215	(3,071)
Options on U.S. Treasury note futures, net	14	—
Total interest rate derivatives gains (losses), net	5,389	(106,227)
TBA commitments:
TBA dollar roll income (2)	4,143	1,750
Other (losses) gains on TBA commitments, net	(11,586)	4,230
Total (losses) gains on TBA commitments, net	(7,443)	5,980
Other derivatives	—	(1,040)
Total derivative losses, net	$(2,054)	$(101,287)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Year Ended December 31, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$750,000	$—	$(875,000)	$150,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	590,100	(365,000)	(200,100)	25,000
Purchased call options on 10-year Treasury note futures	—	165,200	(65,200)	(75,000)	25,000
TBA purchase (sale) commitments, net	—	2,965,000	(2,965,000)	—	—

	For the Year Ended December 31, 2020
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$2,985,000	$275,000	$(100,000)	$(2,885,000)	$275,000
2-year U.S. Treasury note futures	—	1,150,000	—	(1,150,000)	—
10-year U.S. Treasury note futures	—	765,000	—	(765,000)	—
Put options on S&P 500 ETF	—	1,850	(1,850)	—	—
TBA purchase (sale) commitments, net	—	1,075,000	(1,075,000)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	December 31, 2021	December 31, 2020
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$4,174	$6,306
U.S. Treasury note futures (cash initial margin)	375	—
Total cash collateral posted, net	$4,549	$6,306

Note 12. Offsetting of Financial Assets and Liabilities

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of December 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$230	$—	$230	$(105)	$—	$125
10-year U.S. Treasury note futures	16	—	16	—	—	16
Options on U.S. Treasury note futures	4	—	4	—	—	4
Total derivative instruments	250	—	250	(105)	—	145
Total assets	$250	$—	$250	$(105)	$—	$145
Liabilities:
Derivative instruments:
Interest rate swaps	$107	$—	$107	$—	$(107)	$—
TBA commitments	121	—	121	(105)	—	16
Total derivative instruments	228	—	228	(105)	(107)	16
Repurchase agreements	446,624	—	446,624	(446,624)	—	—
Total liabilities	$446,852	$—	$446,852	$(446,729)	$(107)	$16

	As of December 31, 2020
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$258	$—	$258	$(74)	$—	$184
Total derivative instruments	258	—	258	(74)	—	184
Total assets	$258	$—	$258	$(74)	$—	$184
Liabilities:
Derivative instruments:
Interest rate swaps	$147	$—	$147	$—	$(147)	$—
TBA commitments	74	—	74	(74)	—	—
Total derivative instruments	221	—	221	(74)	(147)	—
Repurchase agreements	655,212	—	655,212	(655,212)	—	—
Total liabilities	$655,433	$—	$655,433	$(655,286)	$(147)	$—

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

Note 13. Fair Value Measurements

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

Investments in Financial Assets

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

Credit securities – As of December 31, 2021, the Company’s investments in credit securities consisted of a non-agency MBS collateralized by a pool of residential business-purpose mortgage loans and ABS collateralized by residential solar panel loans, all of which are classified within Level 3 of the fair value hierarchy.

To measure the fair value of the Company’s non-agency MBS investment secured by a pool of business-purpose residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business-purpose residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the weighted-average of the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business-purpose residential mortgage loans as of dates indicated:

	December 31, 2021	December 31, 2020
Annualized default rate	77.7%	12.0%
Loss-given-default	15.8%	40.0%
Discount rate	13.0%	13.9%

Inputs to fair value measurements of the Company’s investments in ABS collateralized by residential solar panel loans includes quoted prices obtained from dealers and, when available, observable market information for the same or similar securities. In determining fair value, dealers may use a market approach or an income approach, depending upon the type and level of relevant market information available as of the measurement date. The significant inputs used in the fair value measurements performed by dealers are often unobservable as ABS collateralized by residential solar panel loans trade infrequently. The Company reviews the fair value estimates obtained from dealers and performs procedures to validate their reasonableness, including comparisons to an internally derived discounted future cash flow measurement and, when available, recent trading activity observed for similar securities.

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy.  To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of December 31, 2021, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 5.6%, respectively.  As of December 31, 2020, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 6.3%, respectively.

Mortgage loans and secured debt of consolidated VIE – The Company has elected to apply a fair value measurement practical expedient permitted by GAAP to measure the fair value of the mortgage loans and debt obligations of its consolidated VIE.  The fair value measurement practical expedient is permitted to be applied to consolidated “collateralized financing entities,” which are VIEs for which the financial liabilities of the VIE have contractual recourse solely to the financial assets of the VIE.  As of December 31, 2021, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE based upon the fair value of the mortgage loans of the VIE.  As of December 31, 2021, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained.  The mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy.  To measure the fair value of the mortgage loans of the consolidated VIE as of December 31, 2021, the Company used significant judgment to develop assumptions about the future performance of each business-purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default.  The following table presents the weighted-average of the significant inputs to the fair value measurement of the mortgage loans of the Company’s consolidated VIE as of December 31, 2021:

December 31, 2021
Probability of default	66.2%
Loss-given-default	8.6%

Prior to the extinguishment of the senior debt obligations of the consolidated VIE, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE based upon the fair value of the debt obligations as the fair value of the debt securities issued by the VIE were more observable to the Company than the fair value of the underlying mortgage loans.  The senior debt obligations of the consolidated VIE, which comprised the majority of the VIE’s debt obligations, were classified within Level 2 of the fair value hierarchy.  Inputs to the fair value measurements of the senior debt obligations of the consolidated VIE included quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources, including pricing services and dealers. In determining fair value, third-party pricing sources used a market approach. The inputs used in the fair value measurements performed by third-party pricing sources were based upon observable transactions for securities with similar characteristics.

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of December 31, 2021:

December 31, 2021
Discount rate	9.0%
Annualized prepayment rate	10.1%
Annual per-loan cost of servicing (current loans)	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return.  Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty.  The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs.  As of December 31, 2021, the present value of the expected incentive fee payment reflected in fair value of the Company’s MSR financing receivables was $3,820.

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

Other

Long-term unsecured debt - As of December 31, 2021 and 2020, the carrying value of the Company’s long-term unsecured debt was $85,994 and $73,027, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $84,821 and $69,904 as of

December 31, 2021 and 2020, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Long-term debt secured by single-family properties - As of December 31, 2021, the carrying value of the Company’s long-term debt secured by single-family properties was $39,178, net of unamortized debt issuance costs. As of December 31, 2021, the Company’s estimate of the fair value of its long-term debt secured by single-family properties was $38,562.  The Company’s long-term debt secured by single-family properties is classified within Level 3 of the fair value hierarchy.

Investments in equity securities of publicly-traded companies - As of December 31, 2021 and 2020, the Company had investments in equity securities of publicly-traded companies at fair value of $5,267 and $10,821, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds - As of December 31, 2021 and 2020, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $7,388 and $6,869, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of December 31, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. As of December 31, 2020, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 10 percent, and 15 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2021 and 2020. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$483,927	$—	$483,927	$—
MSR financing receivables	125,018	—	—	125,018
Loans	29,697	—	—	29,697
Credit securities	26,222	—	—	26,222
Mortgage loans of consolidated VIE	7,442	—	—	7,442
Derivative assets	250	20	230	—
Other assets	12,655	5,267	—	7,388
Financial liabilities:
Secured debt of consolidated VIE	508	—	—	508
Derivative liabilities	228	—	228	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$970,880	$—	$970,880	$—
Credit securities	26,660	—	14,730	11,930
Mortgage loans of consolidated VIE	93,283	—	—	93,283
Loans	45,000	—	—	45,000
MSR financing receivables	9,346	—	—	9,346
Derivative assets	258	—	258	—
Other assets	17,690	10,821	—	6,869
Financial liabilities:
Secured debt of consolidated VIE	93,627	—	93,051	576
Derivative liabilities	221	—	221	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2021	2020
Beginning balance	$166,428	$51,398
Net gain (loss) included in "Investment and derivative gain (loss), net"	16,166	(3,514)
Additions from consolidation of VIE	—	123,680
Transfers to real estate owned by consolidated VIE	(534)	—
Purchases	157,842	48,229
Sales	(13,263)	—
Payments, net	(139,501)	(57,047)
Accretion of discount	8,629	3,682
Ending balance	$195,767	$166,428
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$16,304	$(3,492)

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2021	2020
Beginning balance	$576	$—
Net loss (gain) included in "Investment and derivative gain (loss), net"	16	(27)
Additions from consolidation of VIE	—	559
Payments, net	(158)	—
Accretion of discount	74	44
Ending balance	$508	$576
Net unrealized losses (gains) included in earnings for the period for Level 3 liabilities still held at the reporting date	$16	$(27)

Note 14. Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing upon filing its tax return for its taxable year ended December 31, 2019.  As a REIT, the Company is required to distribute annually 90% of its REIT taxable income.  So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis.  At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its REIT taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  Accordingly, the

Company does not expect to incur an income tax liability on its REIT taxable income.  For the Company’s tax years ended December 31, 2018 and earlier, the Company was taxed as a C corporation for U.S. federal tax purposes.

For the years ended December 31, 2021 and 2020, the Company had a REIT taxable loss and did not have a distribution requirement.  As of December 31, 2021, the Company had estimated net operating loss (“NOL”) carryforwards of $165,021 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $150,433 have no expiration period. As of December 31, 2021, the Company had estimated net capital loss (“NCL”) carryforwards of $127,122 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $3,763 in 2022, $110,323 in 2023 and $13,036 in 2026.  The Company’s estimated NOL and NCL carryforwards as of December 31, 2021 are subject to potential adjustments up to the time of filing of the Company’s income tax returns. During the year ended December 31, 2020, the Company received a cash refund of an alternative minimum tax credit of $4,566.

The Company and subsidiaries have made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the years ended December 31, 2021 and 2020, the Company recognized a provision for income taxes of $1,566 and $0, respectively, on the pre-tax net income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of December 31, 2021 and 2020, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and state and local authorities in jurisdictions where the Company has significant business operations.  The Company’s federal tax returns for 2018 and forward remain subject to examination by the IRS.

Note 15. Commitments and Contingencies

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements. The following table sets forth these contractual obligations by fiscal year as of December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term unsecured debt maturities	$—	$—	$—	$34,931	$37,750	$15,000	$87,681
Long-term debt secured by single-family properties maturities	—	—	—	—	39,442	—	39,442
Minimum rental commitments	55	—	—	—	—	—	55
	$55	$—	$—	$34,931	$77,192	$15,000	$127,178

Note 16. Shareholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000  shares of Class A common stock, par value $0.01  per share, and 100,000,000  shares of Class B common stock, par value $0.01  per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of December 31, 2021 and 2020, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the years ended December 31, 2021 and 2020, the Board of Directors determined that the Company would not declare a dividend on its common stock.

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

During the years ended December 31, 2021 and 2020, there were no issuances of common stock under the common equity distribution agreements.

As of December 31, 2021, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the years ended December 31, 2021 and 2020, the Company repurchased 3,242,371 and 3,662,566 shares, respectively, of Class A common stock for a total purchase price of $12,475 and $10,377, respectively.  As of December 31, 2021, there remain available for repurchase 12,990,278 shares of Class A common stock under the Repurchase Program.

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

There were no shares of Series B Preferred stock repurchased by the Company during the year ended December 31, 2021. During the year ended December 31, 2020, the Company repurchased 17,766 shares of Series B Preferred Stock for a total purchase price of $299.

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

There were no shares of Series C Preferred stock repurchased by the Company during the year ended December 31, 2021. During the year ended December 31, 2020, the Company repurchased 82,966 shares of Series C Preferred Stock for a total purchase price of $1,578.

Preferred Equity Distribution Agreement

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

During the year ended December 31, 2021, the Company issued 37,337 shares of Series B Preferred Stock at a weighted average public offering price of $24.99 per share for proceeds net of selling commissions and expenses of $919 under the Series B preferred equity distribution agreement. During the year ended December 31, 2020, there were no issuances of preferred stock under the Series B preferred equity distribution agreement. As of December 31, 2021, the Company had 1,608,624 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

Note 17. Long-Term Incentive Plan

The Company provides its employees and its non-employee directors with long-term incentive compensation in the form of stock-based awards. On April 29, 2021, the Board of Directors adopted the Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (the “2021 Plan”), which was approved by the Company’s shareholders and became effective on July 15, 2021. The

2021 Plan replaced the Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (the “2014 Plan”). No additional grants will be made under the 2014 Plan. However, previous grants under the 2014 Plan and any long-term incentive plans prior to the 2014 Plan (collectively, the “Prior Plans”) will remain in effect subject to the terms of the Prior Plans and the applicable award agreement.

Under the 2021 Plan, a maximum number of 5,256,076 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2021 Plan, were authorized for issuance and may be issued to employees, directors, consultants, advisors and independent contractors who provide bona fide services to the Company and its affiliates. If an award under the 2021 Plan or Prior Plans is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award, those shares will be available for future grants under the 2021 Plan.  In addition, shares delivered or withheld for tax obligations arising from an award, other than a stock option or stock appreciation right (“SAR”), will be available for future grants under the 2021 Plan.  As of December 31, 2021, 4,855,269 shares remained available for issuance under the 2021 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for the settlement of outstanding performance-based stock awards and dividend equivalents for such awards.  If these outstanding performance-based stock awards are earned at “target” level performance, an additional 348,647 shares would be issued resulting in 4,506,622 shares remaining available for issuance under the 2021 Plan as of December 31, 2021.

Under the 2021 Plan, the Compensation Committee of the Company’s Board of Directors may grant restricted stock, restricted stock units (“RSUs”), stock options, SARs and/or other stock-based awards. Under the 2021 Plan, shares issued upon the exercise of a stock option or SAR or shares subject to a restricted stock award and any shares issued in settlement of restricted stock unit award, reduced by the number of any shares withheld to satisfy withholding taxes, may not be sold or transferred before the earlier of (i) the first anniversary of the exercise of the option or SAR or vesting of the restricted stock award or the settlement of restricted stock unit award, or (ii) the date the participant is no longer employed by or providing services to the Company or an affiliate. Non-employee members of the Board of Directors may not be granted awards under the 2021 Plan during any twelve-month period with respect to the number of shares that have a fair market value on the date of grant that exceeds $160. The 2021 Plan will terminate on the tenth anniversary of its effective date unless sooner terminated by the Board of Directors.

Stock-based compensation costs are initially measured at the estimated fair value of the awards on the grant date developed using appropriate valuation methodologies, as adjusted for estimates of future award forfeitures. Valuation methodologies used and subsequent expense recognition is dependent upon each award’s service and performance conditions.

Performance-based Stock Awards

The Company has granted performance-based RSUs and performance stock units (collectively, “Performance-based Stock Awards”) to executive officers of the Company that are convertible into shares of Class A common stock following the applicable performance periods. Compensation costs for Performance-based Stock Awards subject to nonmarket-based performance conditions (i.e., performance not predicated on changes in the Company’s stock price) are measured at the closing stock price on the dates of grant, adjusted for the probability of achieving certain benchmarks included in the performance metrics. These initial cost estimates are recognized as expense over the requisite performance periods, as adjusted for changes in estimated, and ultimately actual, performance and forfeitures. Compensation costs for components of Performance-based Stock Awards subject to market-based performance conditions (i.e., performance predicated on changes in the Company’s stock price) are measured at the dates of grant using a Monte Carlo simulation model which incorporates into the valuation the inherent uncertainty regarding the achievement of the market-based performance metrics. These initial valuation amounts are recognized as expense over the requisite performance periods, subject only to adjustments for changes in estimated, and ultimately actual, forfeitures.

The performance goals established by the Compensation Committee are based on (i) the compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“Absolute TSR Awards”), (ii) the compound annualized total shareholder return relative to a peer index during the applicable performance period (“Relative TSR Awards”), (iii) the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value Awards”), and (iv) annual return on equity during the applicable performance period (“ROE Awards”).

The Compensation Committee of the Board of Directors of the Company approved the following Performance-based Stock Award grants for the periods indicated:

	December 31,
	2021	2020
Absolute TSR Awards granted	90,711	—
Absolute TSR Award grant date fair value per share	$6.89	$—
Relative TSR Awards granted	47,710	33,190
Relative TSR Award grant date fair value per share	$6.55	$6.99
Book Value Awards granted	—	82,124
Book Value Award grant date fair value per share	$—	$5.65
ROE Awards granted	—	82,124
ROE Award grant date fair value per share	$—	$5.65

For the Company’s Book Value Awards and ROE Awards, the grant date fair value per share is based on the close price on the date of grant. For the Company’s Absolute TSR Awards and Relative TSR Awards, the grant date fair value per share is based on a Monte Carlo simulation model. The following assumptions, determined as of the date of grant, were used in the Monte Carlo simulation model to measure the grant date fair value per share of the Company’s Absolute TSR Awards and Relative TSR Awards for the periods indicated:

	Absolute TSR Awards Granted in:		Relative TSR Awards Granted in:
	2021	2020	2021	2020
Closing stock price on date of grant	$4.08	$—	$4.08	$5.65
Beginning average stock price on date of grant (1)	$4.07	$—	$4.07	$5.89
Expected volatility (2)	69.27%	—	69.27%	20.93%
Dividend yield (3)	0.00%	—	0.00%	0.00%
Risk-free rate (4)	0.34%	—	0.34%	1.34%

(1)	Based upon the 30 trading days prior to and including the date of grant.
(2)	Based upon the most recent three-year volatility as of the date of grant.
(3)

Dividend equivalents are accrued during the performance period and deemed reinvested in additional stock units, which are to be paid out at the end of the performance period to the extent the underlying Performance-based Stock Award is earned. Applying dividend yield assumption of 0.00% in the Monte Carlo simulation is mathematically equivalent to reinvesting dividends on a continuous basis and including the value of the dividends in the final payout.

(4)	Based upon the yield of a U.S. Treasury bond with a three-year maturity as of the date of grant.

The vesting of the Performance-based Stock Awards is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee. For Absolute TSR Awards, Relative TSR Awards and Book Value Awards granted during the years ended December 31, 2021 and December 31, 2020, the Compensation Committee established a three-year performance period.  The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of the Absolute TSR Awards, Relative TSR Awards and Book Value Awards granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Absolute TSR Awards, Relative TSR Awards and Book Value Awards granted are earned.  Upon settlement, vested Absolute TSR Awards, Relative TSR Awards and Book Value Awards are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For the ROE Awards, the Compensation Committee established a one-year performance period.  Any ROE Awards earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE Award grant date subject to continued employment under the terms of the award agreement.  If the threshold level of the annual performance goal is not achieved, no ROE Awards are earned.

Performance-based Stock Awards do not have any voting rights. No dividends are paid on outstanding Performance-based Stock Awards during the applicable performance period. Instead, dividend equivalents are accrued on outstanding Performance-based Stock Awards during the applicable performance period, deemed invested in shares of Class A common stock and are paid out in shares of Class A common stock at the end of the performance period to the extent that the underlying Performance-based Stock Awards vest.

For the years ended December 31, 2021 and 2020, the Company recognized $415 and $369, respectively, of compensation expense related to Performance-based Stock Awards. As of December 31, 2021 and 2020, the Company had unrecognized compensation expense related to Performance-based Stock Awards of $878 and $665, respectively. The unrecognized compensation expense as of December 31, 2021 is expected to be recognized over a weighted average period of 2.24 years. For Absolute TSR Awards, Relative TSR Awards and Book Value Awards that had performance measurement periods ending during the years ended December 31, 2021 and 2020, none of the performance measures were met and therefore no awards were earned or vested during those periods. For the years ended December 31, 2021 and 2020, there were 82,124 and 76,152 ROE Awards, respectively, including dividend equivalents, that were earned and converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE Award grant date.

Employee Restricted Stock Awards

Compensation costs for restricted stock awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for changes in estimated, and ultimately actual, forfeitures.

The Company grants restricted common shares to employees that either vest either ratably over a three-year period or cliff vest at the end of a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2019	311,962	$8.73	1.4
Granted	300,000	2.79	—
Conversion of ROE Awards	76,152	6.83	—
Forfeitures	—	—	—
Vestitures	(140,426)	9.98	—
Share Balance as of December 31, 2020	547,688	4.89	1.5
Granted	365,592	3.89	—
Conversion of ROE Awards	82,124	5.65	—
Forfeitures	(22,000)	6.54	—
Vestitures	(214,369)	5.89	—
Share Balance as of December 31, 2021	759,035	$4.16	1.5

For the years ended December 31, 2021 and 2020, the Company recognized $1,190 and $972, respectively, of compensation expense related to restricted stock awards. As of December 31, 2021 and 2020, the Company had unrecognized compensation expense related to restricted stock awards of $1,847 and $1,528, respectively. The unrecognized compensation expense as of December 31, 2021 is expected to be recognized over a weighted average period of 1.5 years. For the years ended December 31, 2021 and 2020, the intrinsic value of restricted stock awards that vested were $828 and $401, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2021 and 2020. As of December 31, 2021 and 2020, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

Employee Restricted Stock Units

In connection with the announcement in June 2019 that the Company’s Executive Chairman would retire on December 31, 2019 from all positions with the Company, including its Board of Directors, the Company and its Executive Chairman entered into a consulting agreement to provide consulting services through January 1, 2022.  Pursuant to the consulting agreement, the Company granted the Executive Chairman 87,847 RSUs with a grant date fair value of $6.83 per share.  The grant date fair value of the award was based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant.  The RSUs will vest equally on each of January 1, 2020, July 1, 2020, January 1, 2021, July 1, 2021 and January 1, 2022, subject to the individual’s continued employment through December 31, 2019 and providing consulting services through January 1, 2022.  Upon vesting, the RSUs are converted into shares of Class A common stock.  The RSUs do not have any voting rights, and no dividends are paid on outstanding RSUs. Instead, dividend equivalents are accrued on outstanding RSUs, deemed invested in shares of Class A common stock and are paid out in shares of Class A common stock on the vesting date.  For the years ended December 31, 2021 and 2020, the Company recognized $78 and $248, respectively, of compensation expense related to employee restricted stock units. For the years ended December 31, 2021 and 2020, the intrinsic value of RSUs that were converted into shares of Class A common stock were $154 and $162, respectively.  As of December 31, 2021, the Company had 20,455 employee restricted stock units outstanding.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded to non-employee directors vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2021 Plan, 2014 Plan, and certain of the Prior Plans, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under certain Prior Plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The non-employee director RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of December 31, 2021, the Company had 415,822 non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	December 31,
	2021	2020
RSUs granted	98,035	110,495
Grant date fair value	$4.08	$3.62

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the years ended December 31, 2021 and 2020, the Company recognized $400 and $399, respectively, of director fees related to these RSUs. For the years ended December 31, 2021 and 2020, the intrinsic value of non-employee director RSUs that were converted into shares of Class A common stock were $0 and $237, respectively.

Note 18. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

As of December 31, 2021 and 2020, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As described in Note 9 to the Company’s consolidated financial statements, as of December 31, 2021, the Company had consolidated for financial reporting purposes one securitization trust for which the Company determined that its investment provided the Company with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The Company was not required to consolidate for financial reporting purposes any other VIEs as of December 31, 2021 and 2020, as the Company did not have the power to direct the activities that most significantly impact the economic performance of such entities. As of December 31, 2021 and 2020, the Company had not guaranteed any obligations of unconsolidated entities. As of December 31, 2021, the Company had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-back revolving credit facility funding commitment. As of December 31, 2020, the Company had not entered into any commitment or intent to provide funding to unconsolidated entities.