Form 10-Q
period 2022-03-31
Arlington Asset Investment Corp.
filed 2022-05-16
CIK 1209028

```11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 29, 2022:

Title	Outstanding
Class A Common Stock	29,662,512 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents (includes $73 and $2,118, respectively, from consolidated VIEs)	$21,715	$20,543
Restricted cash	851	1,132
Restricted cash of consolidated VIEs	9,292	111
Sold securities receivable	—	28,219
Agency mortgage-backed securities, at fair value	292,318	483,927
MSR financing receivables, at fair value	139,225	125,018
Credit securities, at fair value	25,360	26,222
Mortgage loans, at fair value	29,592	29,697
Mortgage loans of consolidated VIEs, at fair value	261,976	7,442
Single-family residential real estate (net of $1,010 and $299, respectively, of accumulated depreciation)	120,952	60,889
Deposits	4,607	4,549
Other assets (includes $1,461 and $547, respectively, from consolidated VIEs)	14,995	15,287
Total assets	$920,883	$803,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$284,862	$446,624
Secured debt of consolidated VIEs, at fair value	244,365	508
Long-term unsecured debt	86,096	85,994
Long-term debt secured by single-family properties	77,824	39,178
Other liabilities (includes $293 and $2, respectively, from consolidated VIEs)	9,639	6,605
Total liabilities	702,786	578,909
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 379,668 and 373,610, shares issued and outstanding, respectively (liquidation preference of $9,492 and $9,340, respectively)	9,001	8,852
Series C Preferred stock, $0.01 par value, 1,117,034 shares issued and outstanding (liquidation preference of $27,926)	27,356	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 30,059,944 and 30,676,931 shares issued and outstanding, respectively	301	307
Additional paid-in capital	2,027,585	2,030,315
Accumulated deficit	(1,846,146)	(1,842,703)
Total stockholders’ equity	218,097	224,127
Total liabilities and stockholders’ equity	$920,883	$803,036

	March 31, 2022	December 31, 2021
Assets and liabilities of consolidated VIEs
Cash and restricted cash	$9,365	$2,229
Mortgage loans, at fair value	261,976	7,442
Other assets	1,461	547
Secured debt, at fair value	(244,365)	(508)
Other liabilities	(293)	(2)
Net investment in consolidated VIEs	$28,144	$9,708

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income
Agency mortgage-backed securities	$1,492	$2,784
MSR financing receivables	3,382	358
Credit securities and loans	853	1,269
Mortgage loans of consolidated VIEs	1,354	1,687
Other	325	161
Total interest and other income	7,406	6,259
Rent revenues from single-family properties	1,064	—
Interest expense
Repurchase agreements	276	488
Long-term debt secured by single-family properties	408	—
Long-term unsecured debt	1,370	1,151
Secured debt of consolidated VIEs	1,188	862
Total interest expense	3,242	2,501
Single-family property operating expenses	1,531	—
Net operating income	3,697	3,758
Investment and derivative loss, net	(827)	(6,763)
General and administrative expenses
Compensation and benefits	2,065	1,395
Other general and administrative expenses	1,219	1,242
Total general and administrative expenses	3,284	2,637
Loss before income taxes	(414)	(5,642)
Income tax provision	2,287	398
Net loss	(2,701)	(6,040)
Dividend on preferred stock	(742)	(723)
Net loss attributable to common stock	$(3,443)	$(6,763)
Basic loss per common share	$(0.12)	$(0.20)
Diluted loss per common share	$(0.12)	$(0.20)
Weighted-average common shares outstanding (in thousands)
Basic	29,832	33,181
Diluted	29,832	33,181

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270
Net loss	—	—	—	—	—	—	—	(6,040)	(6,040)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	101,818	1	(1)	—	—
Repurchase of Class A common stock	—	—	—	—	(137,655)	(1)	(522)	—	(523)
Stock-based compensation	—	—	—	—	—	—	503	—	503
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, March 31, 2021	336,273	$7,933	1,117,034	$27,356	33,481,181	$335	$2,040,898	$(1,837,035)	$239,487

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127
Net loss	—	—	—	—	—	—	—	(2,701)	(2,701)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	404,746	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(12,167)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(1,009,566)	(10)	(3,487)	—	(3,497)
Issuance of preferred stock	6,058	149	—	—	—	—	—	—	149
Stock-based compensation	—	—	—	—	—	—	761	—	761
Dividends declared	—	—	—	—	—	—	—	(742)	(742)
Balances, March 31, 2022	379,668	$9,001	1,117,034	$27,356	30,059,944	$301	$2,027,585	$(1,846,146)	$218,097

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,701)	$(6,040)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Investment and derivative loss, net	827	6,763
Net (discount) premium (accretion) amortization	(1,820)	(357)
Other	1,598	564
Changes in operating assets
Interest receivable	372	510
Other assets	(1,016)	(90)
Changes in operating liabilities
Interest payable and other liabilities	2,444	1,091
Accrued compensation and benefits	(1,977)	(1,754)
Net cash (used in) provided by operating activities	(2,273)	687
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(78,874)	(354,417)
Purchases of credit securities	(20,585)	—
Purchases of MSR financing receivables	(3,187)	(21,279)
Purchases of single-family residential real estate	(61,098)	—
Proceeds from sales of agency mortgage-backed securities	259,415	517,200
Proceeds from sales of credit securities	—	11,978
Proceeds from sales of single-family residential real estate	351	—
Receipt of principal payments on agency mortgage-backed securities	12,717	14,305
Receipt of principal payments on credit securities	308	—
Receipt of principal payments on loans	105	85
Receipt of principal payments on mortgage loans of consolidated VIE	14,855	36,529
Receipt of distributions on MSR financing receivables	15,119	—
Restricted cash balance of VIE upon consolidation	9,637	—
Proceeds from (payments for) derivatives and deposits, net	3,026	(2,543)
Other	1,351	4,154
Net cash provided by investing activities	153,140	206,012
Cash flows from financing activities:
Repayments of repurchase agreements, net	(161,761)	(149,662)
Repayments of secured debt of consolidated VIE	(13,576)	(34,994)
Repurchase of common stock	(3,497)	(523)
Proceeds from issuance of preferred stock	149	—
Proceeds from long-term debt secured by single-family properties	38,632	—
Repurchase of long-term unsecured debt	—	(7)
Dividends paid	(742)	(723)
Other	—	—
Net cash used in financing activities	(140,795)	(185,909)
Net increase in cash, cash equivalents and restricted cash	10,072	20,790
Cash, cash equivalents and restricted cash, beginning of period	21,786	39,965
Cash, cash equivalents and restricted cash, end of period	$31,858	$60,755
Supplemental cash flow information:
Cash payments for interest	$3,278	$2,434
Cash payments for taxes	$—	$—
Non-cash investing activity:
Assets of VIE upon consolidation	$287,282	$—
Non-cash financing activity:
Liabilities of VIE upon consolidation	$266,697	$—

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(Unaudited)

Note 1. Organization and Basis of Presentation

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses primarily on investing in mortgage related assets and residential real estate.  The Company’s investment capital is currently allocated between mortgage servicing right (“MSR”) related assets, credit investments, single-family residential (“SFR”) properties and agency mortgage-backed securities (“MBS”).

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

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Certain prior period amounts in the consolidated financial statements and the accompanying notes may have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on the previously reported net income, total assets or total liabilities.

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2022 and December 31, 2021, approximately 81% and 67%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Agency MBS and Mortgage Loans of Consolidated VIEs

The Company recognizes interest income for its investments in agency MBS and mortgage loans of consolidated variable interest entities (“VIEs”) by applying the “interest method” permitted by GAAP, whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each investment’s stated interest rate. The interest method is applied at the individual instrument level based upon each instrument’s effective interest rate. The Company calculates each instrument’s effective interest rate at the time of purchase or initial recognition by solving for the discount rate that equates the present value of that instrument's remaining contractual cash flows (assuming no principal prepayments) to its purchase cost. Because each instrument’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method, as principal prepayments occur, a proportional amount of the unamortized premium or unaccreted discount is recognized in interest income such that the contractual effective interest rate on any remaining security or loan balance is unaffected.

For mortgage loans of consolidated VIEs, the Company ceases the accrual of interest income (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  Upon placing a loan in non-accrual status, any previously accrued but uncollected interest is derecognized and a corresponding reduction to current period interest income is recorded.  While a loan is in non-accrual status, the Company recognizes interest income only when interest payments occur.

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

Investments in credit securities, subsequent measurement

Loans held for investment, subsequent measurement

Investments in MSR financing receivables, subsequent measurement

Investments in SFR properties

Note 4 Note 5 Note 6 Note 7
Consolidation of variable interest entities Borrowings	Note 8 Note 9
To-be-announced agency MBS transactions, including “dollar rolls”	Note 10
Derivative instruments	Note 10
Balance sheet offsetting	Note 11
Fair value measurements Income taxes	Note 12 Note 13

Refer to the Company’s 2021 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities.  Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value.  As of March 31, 2022 and December 31, 2021, the fair value of the Company’s investments in agency MBS was $292,318 and $483,927, respectively. As of March 31, 2022, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended March 31,
	2022	2021
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(17,414)	$(19,035)
Agency MBS sold during the period	(8,543)	(10,180)
Total	$(25,957)	$(29,215)

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

Note 4. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities.  Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value.  As of March 31, 2022 and December 31, 2021, the fair value of the Company’s investments in credit securities was $25,360 and $26,222, respectively.  As of March 31, 2022, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans and ABS collateralized by pools of residential solar panel loans.

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

	Three Months Ended March 31,
	2022	2021
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$(842)	$551
Credit securities sold during the period	—	840
Total	$(842)	$1,391

Note 5. Loans Held for Investment

As of March 31, 2022 and December 31, 2021, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal outstanding principal balance of $29,592 and $29,697, respectively. The loan bears interest at a floating note rate equal to SOFR plus 5.61%.  The original maturity date of the loan was March 23, 2022 with a one-year extension available at the option of the borrower.  On March 23, 2022, the borrower exercised its one-year extension option resulting in a new maturity date of March 23, 2023.  The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

The Company has elected to account for its loan held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income.  As of March 31, 2022 and December 31, 2021, the Company’s investment was $29,592 and $29,697, respectively, at fair value.  The Company recognizes interest income on its loan investment based upon the effective interest rate of the loan which, as of March 31, 2022 and December 31, 2021, was equal to the contractual note rate of the loan.

As of March 31, 2022 and December 31, 2021, the Company was party to a participation agreement pursuant to which the Company has committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, the Company funds the last $30,000 of advances under the revolving credit facility.  Any draws under the revolving credit facility bear interest at one-month LIBOR plus 3.75% with a LIBOR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower.  The borrower is also required to pay an unused commitment fee of 0.50%.  As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitment was $30,000.

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

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans.  The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers.  The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers.  As of March 31, 2022 and December 31, 2021, the Company had provided funds of $2,587 and $3,731, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, the mortgage servicing counterparty can utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs.   As of March 31, 2022 and December 31, 2021, the Company’s counterparty had drawn $43,948 and $40,398, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

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

As of March 31, 2022 and December 31, 2021, the fair value of the Company’s investments in MSR financing receivables was $139,225 and $125,018, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Balance at period beginning	$125,018	$9,346
Capital investments	3,187	20,344
Capital distributions	(15,120)	—
Accretion of interest income	3,382	358
Changes in valuation inputs and assumptions	22,758	5,957
Balance at period end	$139,225	$36,005

Note 7. Investments in SFR Properties

The Company owns a portfolio of SFR homes that it operates as rental properties.  The Company is party to an agreement with a third-party investment firm to identify, acquire and manage investments in SFR properties on behalf of the Company.  Under the terms of the agreement, the Company has committed to fund up to $65,000 of capital to fund the acquisition of SFR properties.

The Company’s commitment to fund up to $65,000 of capital may be reduced to $55,000 to the extent the Company utilizes debt financing to fund certain acquisitions of SFR properties.  The Company is obligated to pay the third-party firm a minimum fee plus an incentive fee equal to a percentage of the total investment return in excess of a hurdle rate of return.  If the Company were to terminate the commitment, the Company would incur a termination fee equal to a fixed amount less inception to date minimum fees paid to the third-party firm.

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

The Company evaluates its SFR properties for impairment whenever circumstances indicate that their carrying amounts may not be recoverable.  Significant indicators of potential impairment include, but are not limited to, declines in home values, adverse changes in rental or occupancy rates and relevant unfavorable changes in the broader economy.  If indicators of potential impairment exist, the Company performs a recoverability test by comparing the property’s net carrying amount to its estimate of the undiscounted future net cash flows expected to be obtained from the use and eventual disposition of the property.  If the property’s carrying amount exceeds the Company’s estimate of the undiscounted future net cash flows expected to be obtained from the property, the Company recognizes an impairment loss equal to the amount that the property’s net carrying amount exceeds the property’s estimated fair value.  As of March 31, 2022 and December 31, 2021, the Company had not recognized any impairment losses for its investments in SFR properties.

As of March 31, 2022 and December 31, 2021, the Company had investments in 405 and 214 SFR properties, respectively, for a total cost of $121,962 and $61,188, respectively.  During the three months ended March 31, 2022, the Company recognized $715 of depreciation expense related to its SFR properties.  The following table summarizes the Company’s net carrying amount of its SFR properties by component as of the dates indicated:

	March 31, 2022	December 31, 2021
Investments in single-family residential real estate:
Land	$20,317	$10,128
Buildings and improvements	101,645	51,060
Investments in single-family residential real estate, at cost	121,962	61,188
Less: accumulated depreciation	(1,010)	(299)
Investments in single-family residential real estate, net	$120,952	$60,889

As of March 31, 2022, the Company had commitments to acquire 49 SFR properties for an aggregate purchase price of $14,616.

On May 10, 2022, the Company entered into an agreement under which it made a binding commitment to sell 378 SFR properties for $132,750.  The 378 SFR properties have an estimated all-in-cost of $114,874, which includes the purchase price of the properties, closing costs and initial rehabilitation costs.  Prior to settlement, the buyer can remove up to 5% of the SFR properties from the sale transaction.  Pursuant to the agreement, the buyer may, for any reason or no reason at all, and in its sole and absolute discretion, terminate the agreement within 20 days of contract signing.  If ultimately consummated, the sale is expected to settle late in the second quarter.  As of March 31, 2022, the requirements for held-for-sale classification of the SFR properties had not been met.

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

On February 3, 2022, the Company acquired for $20,585 investments in the first loss position and the excess interest-only strip of a securitized pool of recently originated, performing “non-qualified” residential mortgage loans.  The Company’s investment in the excess interest-only strip provides it with the option (but not the obligation) to purchase delinquent loans from the trust.  As a result of this contractual right, the Company determined that it has the power to circumvent the loss mitigation activities that would otherwise be performed by the servicer and, therefore, is the party with the most power to impact economic performance of the trust.  As a result of its investments, the Company also has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trust.  Accordingly, the Company determined that it is the primary beneficiary of the trust and consolidated the trust’s assets and liabilities owed to third parties onto its consolidated balance sheets.

The carrying values of the assets and liabilities of the consolidated VIEs, net of elimination entries, are as follows as of the dates indicated:

	March 31, 2022
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$73	$—	$73
Restricted cash of consolidated VIEs (1)	4	9,288	9,292
Mortgage loans of consolidated VIEs, at fair value	5,684	256,292	261,976
Other assets of consolidated VIEs	506	955	1,461
Secured debt of consolidated VIEs, at fair value	(312)	(244,053)	(244,365)
Other liabilities of consolidated VIEs	(2)	(291)	(293)
Net investment in consolidated VIEs	$5,953	$22,191	$28,144

(1)	Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE in the month following collection.

	December 31, 2021
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$2,118	$—	$2,118
Restricted cash of consolidated VIEs (1)	111	—	111
Mortgage loans of consolidated VIEs, at fair value	7,442	—	7,442
Other assets of consolidated VIEs	547	—	547
Secured debt of consolidated VIEs, at fair value	(508)	—	(508)
Other liabilities of consolidated VIEs	(2)	—	(2)
Net investment in consolidated VIEs	$9,708	$—	$9,708

(1)	Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE in the month following collection.

The debt of the Company’s consolidated VIEs have recourse solely to the assets of the respective VIE; it has no recourse to the general credit of the Company.

Consolidated VIE of Business Purpose Residential Mortgage Loans

The pool of business purpose residential mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $5,930 and $329, respectively, as of March 31, 2022.  The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer.  As of March 31, 2022, the weighted average net note rate to which the VIE was entitled was 6.00%.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate.  The properties that secure these mortgage loans often require construction, repair or rehabilitation.  The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan.  Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”).  Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis.  Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan.  The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month.  As of March 31, 2022, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $127.

Consolidated VIE of Residential Mortgage Loans

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $251,008 and $257,612, respectively, as of March 31, 2022.  As of March 31, 2022, the weighted average contractual interest rates of the loans and consolidated debt held by third parties were 4.86% and 1.36%, respectively.

The pool of mortgage loans of the consolidated VIE consists of performing, first lien “non-qualified” residential mortgage loans.  “Non-qualified” residential mortgage loans are loans that do not fully comply with the “ability-to-repay” rule and related guidelines of the Truth-in-Lending Act established by the Consumer Finance Protection Bureau pursuant to the authority granted under the Dodd-Frank Act.  A “qualified” residential mortgage loan (i.e., a residential mortgage loan that fully complies with the “ability-to-repay” rule of the Truth-in-Lending Act) must meet certain debt-to-income ratio requirements and cannot have certain features, such as an interest-only period, negative amortization, balloon payments or terms longer than 30 years.  Qualified mortgage loans have limited upfront fees and points and, generally, cannot have prepayment penalties except for limited circumstances.  Lenders of qualified mortgage loans are afforded certain legal protections not available to non-qualified mortgage loan lenders.

Accounting for Consolidated VIEs

The Company has elected to account for the mortgage loans and debt of its consolidated VIEs at fair value with changes in fair value that are not attributed to interest income or interest expense, respectively, recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income.

As described in further detail in “Note 2. Summary of Significant Accounting Policies,” the Company recognizes interest income for the mortgage loans of its consolidated VIEs by applying the “interest method” permitted by GAAP, whereby the premium or discount recognized at the initial recognition of each loan is amortized or accreted as an adjustment to contractual interest income accrued at the loan’s contractual interest rate. The Company ceases the accrual of interest income for a mortgage loan (i.e., places the loan in non-accrual status) when it believes collectability of principal and interest in full is not reasonably assured, which generally occurs when a loan is three or more monthly payments past due, unless the loan is well secured and in the process of collection based upon an individual loan assessment.  Upon placing a loan in non-accrual status, any previously accrued but uncollected interest is derecognized and a corresponding reduction to current period interest income is recorded.

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of business purpose residential mortgage loans as of March 31, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$1,076	$1,093	$(17)
90 days or more past due and in non-accrual status	4,608	4,837	(229)
Total mortgage loans of consolidated VIE	$5,684	$5,930	$(246)

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of residential mortgage loans as of March 31, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$255,065	$249,781	$5,284
90 days or more past due and in non-accrual status	1,227	1,227	—
Total mortgage loans of consolidated VIE	$256,292	$251,008	$5,284

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year.  The Company’s mortgage loan repurchase agreement arrangement has a maturity date of March 17, 2023 and an interest rate that resets monthly at a rate equal to SOFR plus 2.61%.  Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of March 31, 2022 and December 31, 2021, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2022	December 31, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$264,148	$425,836
Agency MBS collateral, at fair value (1)	279,874	447,979
Net amount (2)	15,726	22,143
Weighted-average rate	0.36%	0.14%
Weighted-average term to maturity	13.0 days	13.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,714	$20,788
Mortgage loans collateral, at fair value	29,592	29,697
Net amount (2)	8,878	8,909
Weighted-average rate	2.86%	2.60%
Weighted-average term to maturity	351.0 days	319.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$284,862	$446,624
Mortgage investments collateral, at fair value (1)	309,466	477,676
Net amount (2)	24,604	31,052
Weighted-average rate	0.54%	0.25%
Weighted-average term to maturity	37.6 days	27.2 days

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Weighted-average outstanding balance during the three months ended	$342,364	$553,842
Weighted-average rate during the three months ended	0.32%	0.35%

Long-Term Unsecured Debt

As of March 31, 2022 and December 31, 2021, the Company had $86,096 and $85,994, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,585 and $1,687, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	March 31, 2022			December 31, 2021
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$37,750	$15,000
Annual Interest Rate	6.75%	6.000%	LIBOR+ 2.25 - 3.00%	6.75%	6.000%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.000%	2.99%	6.75%	6.000%	2.87%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	August 1, 2026	2033 - 2035

    On July 15, 2021, the Company completed a public offering of $37,750 of 6.000% Senior Notes due 2026 and received net proceeds of $36,570 after deducting underwriter discounts.  On August 6, 2021, the Company redeemed all $23,821 in principal amount of its outstanding Senior Notes due 2023 at a redemption price of 100% of the principal amount plus unpaid interest thereon.

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

Long-Term Debt Secured by Single-family Properties

On September 28, 2021, McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, entered into a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties.  Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150,000.  Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023.  The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%.  As of March 31, 2022 and December 31, 2021, the outstanding balance was $77,824 and $39,178, respectively, net of unamortized debt issuance costs of $251 and $264, respectively.

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

Note 10. Derivative Instruments

In the normal course of its operations, the Company is a party to financial instruments that are accounted for as derivative instruments. Derivative instruments are recorded at fair value as either “other assets” or “other liabilities” in the consolidated balance sheets, with all periodic changes in fair value reflected as a component of “investment and derivative gain (loss), net” in the consolidated statements of comprehensive income. Cash receipts or payments related to derivative instruments are classified as investing activities within the consolidated statements of cash flows.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(239)	$—	$(107)
10-year U.S. Treasury note futures	—	—	16	—
Options on U.S. Treasury note futures	—	—	4	—
TBA commitments	271	(1,502)	230	(121)
Total	$271	$(1,741)	$250	$(228)

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

The following table presents information about the Company’s interest rate swap agreements that were in effect as of March 31, 2022:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$100,000	0.90%	0.27%	(0.63)%	1.7	$(56)
3 to less than 10 years	75,000	1.33%	0.45%	(0.88)%	5.8	(183)
Total / weighted-average	$175,000	1.08%	0.35%	(0.73)%	3.5	$(239)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$50,000	0.71%	0.13%	(0.58)%	1.8	$(5)
3 to less than 10 years	100,000	0.90%	0.13%	(0.77)%	6.6	(102)
Total / weighted-average	$150,000	0.84%	0.13%	(0.71)%	5.0	$(107)

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

As of March 31, 2022, the Company had no outstanding positions of U.S. Treasury note futures. As of December 31, 2021, the Company held long positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $25,000 with a maturity date in March 2022.

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

As of March 31, 2022, the Company had no outstanding options on U.S. Treasury note futures contracts.

Information about the Company’s outstanding options on 10-year U.S. Treasury note futures contracts as of December 31, 2021 is as follows:

	Notional Amount Long/(Short)	Weighted-average Strike Price	Implied Strike Rate (1)	Net Fair Value
Purchased call options:
January 2022 expiration	$25,000	134.5	1.00%	$4

(1)	The implied strike rate is estimated based upon the weighted average strike price per contract and the price of an equivalent 10-year U.S. Treasury note futures contract.

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	March 31, 2022
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.0% 30-year MBS purchase commitments	$50,000	$47,344	$46,398	$(946)
2.0% 30-year MBS sale commitments	(50,000)	(46,531)	(46,398)	133
2.5% 30-year MBS purchase commitments	25,000	24,391	23,850	(541)
2.5% 30-year MBS sale commitments	(25,000)	(23,973)	(23,850)	123
Total TBA commitments, net	$—	$1,231	$—	$(1,231)

	December 31, 2021
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$225,000	$229,043	$229,148	$105
2.5% 30-year MBS sale commitments	(225,000)	(229,152)	(229,148)	4
Total TBA commitments, net	$—	$(109)	$—	$109

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2022	2021
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(291)	$(710)
Unrealized gains, net	3,466	21,065
Gains (losses) realized upon early termination, net	3,161	(13)
Total interest rate swap gains, net	6,336	20,342
U.S. Treasury note futures, net	(782)	2,619
Options on U.S. Treasury note futures, net	(4)	(20)
Total interest rate derivative gains, net	5,550	22,941
TBA commitments:
TBA dollar roll income (2)	823	836
Other losses on TBA commitments, net	(4,706)	(9,232)
Total losses on TBA commitments, net	(3,883)	(8,396)
Total derivative gains, net	$1,667	$14,545

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$150,000	$70,000	$—	$(45,000)	$175,000
10-year U.S. Treasury note futures	25,000	50,000	(50,000)	(25,000)	—
Purchased call options on 10-year U.S. Treasury note futures	25,000	—	(25,000)	—	—
TBA purchase (sale) commitments, net	—	325,000	(325,000)	—	—

	For the Three Months Ended March 31, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$450,000	$—	$(50,000)	$675,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	375,100	(200,000)	(175,100)	—
Purchased call options on 10-year U.S. Treasury note futures	—	65,200	—	—	65,200
TBA purchase (sale) commitments, net	—	915,000	(815,000)	—	100,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	March 31, 2022	December 31, 2021
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$3,432	$4,174
U.S. Treasury note futures (cash initial margin)	—	375
TBA commitments, net	1,175	—
Total cash collateral posted, net	$4,607	$4,549

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of March 31, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$271	$—	$271	$(271)	$—	$—
Total derivative instruments	271	—	271	(271)	—	—
Total assets	$271	$—	$271	$(271)	$—	$—
Liabilities:
Derivative instruments:
Interest rate swaps	$239	$—	$239	$—	$(239)	$—
TBA commitments	1,502	—	1,502	(271)	(1,175)	56
Total derivative instruments	1,741	—	1,741	(271)	(1,414)	56
Repurchase agreements	284,862	—	284,862	(284,862)	—	—
Total liabilities	$286,603	$—	$286,603	$(285,133)	$(1,414)	$56

	As of December 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$230	$—	$230	$(105)	$—	$125
10-year U.S. Treasury note futures	16	—	16	—	—	16
Options on U.S. Treasury note futures	4	—	4	—	—	4
Total derivative instruments	250	—	250	(105)	—	145
Total assets	$250	$—	$250	$(105)	$—	$145
Liabilities:
Derivative instruments:
Interest rate swaps	$107	$—	$107	$—	$(107)	$—
TBA commitments	121	—	121	(105)	—	16
Total derivative instruments	228	—	228	(105)	(107)	16
Repurchase agreements	446,624	—	446,624	(446,624)	—	—
Total liabilities	$446,852	$—	$446,852	$(446,729)	$(107)	$16

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

Credit securities – As of March 31, 2022 and December 31, 2021, the Company’s investments in credit securities consisted of a non-agency MBS collateralized by a pool of residential business-purpose mortgage loans and ABS collateralized by residential solar panel loans, all of which are classified within Level 3 of the fair value hierarchy.

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

	March 31, 2022	December 31, 2021
Annualized default rate	39.5%	77.7%
Loss-given-default	15.2%	15.8%
Discount rate	13.0%	13.0%

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

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy.  To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate.  The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan.  As of March 31, 2022 and December 31, 2021, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 5.6%, respectively.

Mortgage loans and secured debt of consolidated VIEs – The Company has elected to apply a fair value measurement practical expedient permitted by GAAP to measure the fair value of the mortgage loans and debt obligations of its consolidated VIEs.  The fair value measurement practical expedient is permitted to be applied to consolidated “collateralized financing entities,” which are VIEs for which the financial liabilities of the VIE have contractual recourse solely to the financial assets of the VIE.  As of March 31, 2022 and December 31, 2021, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of business purpose residential mortgage loans based upon the fair value of the mortgage loans of the VIE.  As of December 31, 2021, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained.  The mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy.  To measure the fair value of the mortgage loans of the consolidated VIE as of March 31, 2022 and December 31, 2021, the Company used significant judgment to develop assumptions about the future performance of each business purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default.  The following table presents the weighted-average of the significant inputs to the fair value measurement of the mortgage loans of the Company’s consolidated VIE as of the periods indicated:

	March 31, 2022	December 31, 2021
Probability of default	45.1%	66.2%
Loss-given-default	9.8%	8.6%

As of March 31, 2022, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of residential mortgage loans based upon the fair value of the debt obligations as the fair value of the debt securities issued by the VIE were more observable to the Company than the fair value of the underlying mortgage loans.

The senior and mezzanine debt obligations of the consolidated VIE of residential mortgage loans are classified within Level 2 of the fair value hierarchy.  Inputs to the fair value measurements of the senior and mezzanine debt obligations of the consolidated VIE include quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources, including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources were based upon observable transactions for securities with similar characteristics.

The mortgage loans and the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans (held by the Company as investments and eliminated against the associated debt of the VIE in consolidation) are classified within Level 3 of the fair value hierarchy.  To measure the fair value of the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life.  To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments.  The significant unobservable inputs to the fair value measurement include the estimated rate of prepayment, rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument.  The following table presents the weighted-average of the significant inputs to the fair value measurement of the subordinate and excess interest-only debt obligations of its consolidated VIE of residential mortgage loans as of March 31, 2022:

	Subordinate Debt Obligation	Excess Interest-Only Debt Obligations
Annualized voluntary prepayment rate	18.6%	18.6%
Annualized default rate	0.5%	0.5%
Loss-given-default	17.5%	17.5%
Discount rate	6.6%	17.0%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of the periods indicated:

	March 31, 2022	December 31, 2021
Discount rate	8.0%	9.0%
Annualized prepayment rate	8.2%	10.1%
Annual per-loan cost of servicing (current loans)	$60.00	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return.  Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty.  The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs.  As of March 31, 2022 and December 31, 2021, the present value of the expected incentive fee payment reflected in fair value of the Company’s MSR financing receivables was $9,223 and $3,820, respectively.

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

Other

Long-term unsecured debt - As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s long-term unsecured debt was $86,096 and $85,994, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $83,661 and $84,821 as of March 31, 2022 and December 31, 2021, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Long-term debt secured by single-family properties – As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s long-term debt secured by single-family properties was $77,824 and $39,178, respectively, net of unamortized debt issuance costs. As of March 31, 2022 and December 31, 2021, the Company’s estimate of the fair value of its long-term debt secured by single-family properties was $72,314 and $38,562, respectively.  The Company’s long-term debt secured by single-family properties is classified within Level 3 of the fair value hierarchy.

Investments in equity securities of publicly-traded companies – As of March 31, 2022 and December 31, 2021, the Company had investments in equity securities of publicly-traded companies at fair value of $3,525 and $5,267, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets.  Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of March 31, 2022 and December 31, 2021, the Company investments in equity securities of non-public companies and investment funds measured at fair value of $7,165 and $7,388, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of March 31, 2022, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. As of December 31, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$292,318	$—	$292,318	$—
MSR financing receivables	139,225	—	—	139,225
Loans	29,592	—	—	29,592
Credit securities	25,360	—	—	25,360
Mortgage loans of consolidated VIEs	261,976	—	—	261,976
Derivative assets	271	—	271	—
Other assets	10,690	3,525	—	7,165
Financial liabilities:
Secured debt of consolidated VIEs	244,365	—	230,750	13,615
Derivative liabilities	1,741	—	1,741	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$483,927	$—	$483,927	$—
MSR financing receivables	125,018	—	—	125,018
Loans	29,697	—	—	29,697
Credit securities	26,222	—	—	26,222
Mortgage loans of consolidated VIE	7,442	—	—	7,442
Derivative assets	250	20	230	—
Other assets	12,655	5,267	—	7,388
Financial liabilities:
Secured debt of consolidated VIE	508	—	—	508
Derivative liabilities	228	—	228	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$195,767	$166,428
Net gain included in "Investment and derivative gain (loss), net"	15,215	6,318
Additions from consolidation of VIEs	276,594	—
Purchases	3,187	20,344
Sales	—	—
Payments, net	(30,618)	(36,776)
Accretion (amortization) of discount (premium), net	3,173	1,400
Ending balance	$463,318	$157,714
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$15,215	$6,318

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$508	$576
Net gain included in "Investment and derivative gain (loss), net"	(251)	(39)
Additions from consolidation of VIEs	14,278	—
Payments, net	(860)	—
(Amortization) accretion of (premium) discount, net	(60)	74
Ending balance	$13,615	$611
Net unrealized losses (gains) included in earnings for the period for Level 3 liabilities still held at the reporting date	$(251)	$(39)

Note 13. Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing upon filing its tax return for its taxable year ended December 31, 2019.  As a REIT, the Company is required to distribute annually 90% of its REIT taxable income.  So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis.  At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so.  The Company intends to make distributions of its REIT taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.  Accordingly, the Company does not expect to incur an income tax liability on its REIT taxable income.

As of March 31, 2022, the Company had estimated net operating loss (“NOL”) carryforwards of $165,410 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $150,822 have no expiration period. For the NOL carryforwards that have no expiration period, the Company is limited to utilizing NOL carryforwards to 80% of the taxable income in any one year.  As of March 31, 2022, the Company had estimated net capital loss (“NCL”) carryforwards of $145,960 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $3,763 in 2022, $110,323 in 2023, $13,036 in 2026 and $18,838 in 2027.  The Company’s estimated NOL and NCL carryforwards as of March 31, 2022 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

The Company and certain subsidiaries have made joint elections to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three months ended March 31, 2022 and 2021, the Company recognized a provision for income taxes of $2,287 and $398, respectively, on the pre-tax net income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of March 31, 2022 and December 31, 2021, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

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

	Three Months Ended March 31,
(Shares in thousands)	2022	2021
Basic weighted-average common shares outstanding	29,832	33,181
Performance share units, unvested restricted stock units, and unvested restricted stock	—	—
Diluted weighted-average common shares outstanding	29,832	33,181
Net loss attributable to common stock	$(3,443)	$(6,763)
Basic loss per common share	$(0.12)	$(0.20)
Diluted loss per common share	$(0.12)	$(0.20)

 The diluted loss per share for the three months ended March 31, 2022 and 2021 did not include the antidilutive effect of 482,445 and 263,410 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 15. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of March 31, 2022 and December 31, 2021, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

Common Stock Dividends

The Board of Directors evaluates common stock dividends on a quarterly basis and, in its sole discretion, approves the payment of dividends. The Company’s common stock dividend payments, if any, may vary significantly from quarter to quarter. For the three months ended March 31, 2022 and the year ended December 31, 2021, the Board of Directors determined that the Company would not declare a dividend on its common stock.

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

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no issuances of common stock under the common equity distribution agreements.

As of March 31, 2022, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the three months ended March 31, 2022, the Company repurchased 1,009,566 shares of Class A common stock for a total purchase price of $3,497. During the year ended December 31, 2021, the Company repurchased 3,242,371 shares of Class A common stock for a total purchase price of $12,475. As of March 31, 2022, there remain available for repurchase 11,980,712 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock to date in 2022.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series C Preferred Stock to date in 2022.

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

During the three months ended March 31, 2022, the Company issued 6,058 shares of Series B preferred stock at a weighted average public offering price of $24.87 per share for proceeds net of selling commissions and expenses of $149 under the Series B preferred equity distribution agreement. During the year ended December 31, 2021, the Company issued 37,337 shares of Series B preferred stock at a weighted average public offering price of $24.99 per share for proceeds net of selling commissions and expenses of $919 under the Series B preferred equity distribution agreement. As of March 31, 2022, the Company had 1,602,566 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

Shareholder Rights Agreement

On June 1, 2009, the Board of Directors approved a shareholder rights agreement (“Rights Plan”) and the Company’s shareholders approved the Rights Plan at its annual meeting of shareholders on June 2, 2010.  On April 9, 2018, the Board of Directors approved a first amendment to the Rights Plan (“First Amendment”) to extend the term for an additional three years and the Company’s shareholders approved the First Amendment at its annual meeting of shareholders on June 14, 2018.  On April 11, 2022, the Board of Directors approved a second amendment to the Rights Plan (“Second Amendment”) to further extend the term until June 4, 2025. The Second Amendment also decreases the Purchase Price (as defined under the Rights Plan) from $70.00 to $21.30.  No shareholder approval was required for adoption of the Second Amendment; however, the Company has submitted the Second Amendment to its shareholders for approval at the 2022 annual meeting of shareholders.

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

The Rights Plan, as amended by the First Amendment, and any outstanding rights will expire at the earliest of (i) June 4, 2022, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Internal Revenue Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, or (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward.  If the Second Amendment is approved by our shareholders at the 2022 annual meeting, the Rights Plan, as further amended, and any outstanding rights will expire at the earliest of (i) June 4, 2025, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Internal Revenue Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, or (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Our Company

We are an investment firm that focuses primarily on investing in mortgage related assets and residential real estate. Our investment capital is currently allocated between the following asset classes:

•	mortgage servicing right (“MSR”) related assets
•	credit investments
•	single-family residential (“SFR”) properties
•	agency mortgage-backed securities (“MBS”)

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

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 2.34% as of March 31, 2022, an 83 basis point increase from the prior quarter end.  The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury rate, flattened 77 basis points to only one basis point as of March 31, 2022 as the short end of the curve increased significantly from the prior quarter end.  The spread between the current coupon agency MBS and the 10-year swap rate widened meaningfully by 59 basis points during the first quarter of 2022.  The rate of inflation increased significantly during the first quarter of 2022 with the Consumer Price Index rising 1.2% with the index for gasoline, shelter and food being the largest contributors.  For the twelve month period ending March 31, 2022, the Consumer Price Index increased 8.5%.

At its March 16, 2022 meeting, the Federal Open Market Committee (“FOMC”) decided to raise its target range for the federal funds rate by 25 basis points to a range of 0.25% to 0.50% and that it anticipates ongoing increases in the target range will be appropriate.  In addition, the FOMC expects to begin reducing its holdings of Treasury securities and agency MBS at a coming meeting.  The market is currently expecting multiple rate hikes totaling approximately 225 basis points in the next twelve months based on federal funds futures.

Prepayment speeds in the fixed-rate residential mortgage market decreased during the first quarter of 2022 primarily due to the rise in the primary mortgage rate driven by the increase in the 10-year U.S. Treasury rate.  Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, decreased during the first quarter of 2022 as a result of declining prepayment concerns. The spread between the market yield on agency MBS and benchmark interest rates widened significantly during the first quarter of 2022 resulting in agency MBS underperforming relative to interest rate hedges.  Conversely, valuation multiples of MSRs increased meaningfully during the first quarter of 2022 driven primarily by declining prepayment speed expectations.

Housing prices continued to strengthen significantly as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 19.8% annual gain in February 2022 with price gains the strongest in the south and southeast. The strong gains in housing continue to be driven by favorable supply demand dynamics as the low supply of homes for sale and new housing starts has been insufficient to meet the growing demand for housing driven by overall population growth, low mortgage rates, inflationary pressures as well as the impact of the COVID-19 pandemic increasing the number of potential home buyers moving from urban apartments to suburban homes.

The following table presents certain key market data as of the dates indicated:

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	Change - First Quarter 2022

30-Year FNMA Fixed Rate MBS (1)
2.0%	$99.67	$100.98	$100.38	$99.72	$92.63	$(7.09)
2.5%	102.51	103.41	103.22	102.09	95.20	(6.89)
3.0%	104.13	104.22	104.67	103.64	97.55	(6.09)
3.5%	105.61	105.27	105.83	105.32	99.75	(5.57)
4.0%	107.32	106.54	107.17	106.41	101.58	(4.83)
4.5%	108.87	107.63	108.16	107.22	103.25	(3.97)

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	26 bps	39 bps	46 bps	49 bps	108 bps	59 bps

U.S. Treasury Rates ("UST")
2-year UST	0.16%	0.25%	0.28%	0.73%	2.33%	160 bps
5-year UST	0.94%	0.89%	0.96%	1.26%	2.46%	120 bps
10-year UST	1.74%	1.47%	1.49%	1.51%	2.34%	83 bps
2-year UST to 10-year UST spread	158 bps	122 bps	121 bps	78 bps	1 bps	-77 bps

Interest Rate Swap Rates
2-year swap	0.29%	0.33%	0.38%	0.94%	2.55%	161 bps
5-year swap	1.06%	0.96%	1.05%	1.37%	2.52%	115 bps
10-year swap	1.78%	1.44%	1.51%	1.58%	2.41%	83 bps
2-year swap to 2-year UST spread	13 bps	8 bps	10 bps	21 bps	22 bps	1 bps
10-year swap to 10-year UST spread	4 bps	-3 bps	2 bps	7 bps	7 bps	0 bps

London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	0.11%	0.10%	0.08%	0.10%	0.45%	35 bps
3-month LIBOR	0.19%	0.15%	0.13%	0.21%	0.96%	75 bps
SOFR	0.01%	0.05%	0.05%	0.05%	0.29%	24 bps

(1)	Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

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

We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of March 31, 2022, these financial instruments include interest rate swap agreements and preferred stock and unsecured notes issued by us.

As of March 31, 2022, we had $175 million notional amount of interest rate swaps outstanding that expire after June 30, 2023 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”).  The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not originally designed to cover a permanent discontinuation of LIBOR.  On October 23, 2020, ISDA amended its rules to provide LIBOR fallback protocols and provisions for bilateral interest rate swap agreements, including defining the LIBOR cessation triggering events and robust fallback provisions.  Under the fallback provisions, the existing contractual rate based on LIBOR rate would fall back to a rate based on SOFR adjusted for the difference in tenor plus a spread adjustment for the historical differences between the two rates.  On January 25, 2021, the CME amended its Rulebook to incorporate ISDA’s LIBOR fallback provisions for both new and legacy centrally cleared interest rate swap agreements.

As of March 31, 2022, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period.  The indenture governing the junior subordinated notes are governed by New York law and would likely be subject to the fallback rate provisions of the New York LIBOR Legislation.

As of March 31, 2022, we had 1,117,034 shares of Series C Preferred Stock outstanding with a liquidation preference of $27.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for us to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. Notwithstanding the preceding section of this paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect LIBOR to be available in substantially its current form until the end of 2022, and likely based on IBA's announced consultation through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that LIBOR will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for, or value of, any securities, loans, derivatives and other financial obligations on which the interest or dividend is determined by reference to LIBOR, which could negatively impact our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.

Portfolio Overview

The following table summarizes our asset and capital allocation of our investment strategies as of March 31, 2022 (dollars in thousands):

	March 31, 2022
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$139,225	$139,225	50%	0.3
Credit investments (3)	83,096	62,485	22%	0.3
Single-family residential properties	121,962	48,036	17%	1.6
Agency MBS	292,318	31,900	11%	8.3
Total invested capital	$636,601	281,646	100%
Cash and other corporate capital		23,557
Total investable capital		$305,203		1.3

(1)	Our investable capital is calculated as the sum of our shareholders’ equity capital plus accumulated depreciation of our single-family residential properties and long-term unsecured debt.
(2)

Our leverage is measured as the ratio of the sum of our repurchase agreement financing, long-term debt secured by single-family properties, net payable or receivable for unsettled securities, net contractual forward purchase price of our TBA commitments and leverage within our MSR financing receivables less our cash and cash equivalents compared to our investable capital.

(3)	Includes our net investment of $28,144 in VIEs with gross assets and liabilities of $272,802 and $244,658, respectively, that is consolidated for GAAP financial reporting purposes.

MSR Financing Receivables

As of March 31, 2022, we had $139.2 million of MSR financing receivable investments at fair value.  We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty.  The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly.  The transactions are accounted for as a financing receivable in our consolidated financial statements.  The following tables present further information about our MSR financing receivable investments as of March 31, 2022 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$102,284	$36,941	$139,225

(1)	Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$179,987	$(43,948)	$2,587	$9,822	$(9,223)	$139,225	0.32

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$13,450,698	2.94%	0.25%	13 months	1.31%	5.21	$176,026
Freddie Mac	298,226	3.06%	0.25%	9 months	1.33%	5.31	3,961
Total/weighted-average	$13,748,924	2.94%	0.25%	13 months	1.31%	5.21	$179,987

(1)	Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Credit Investment Portfolio

As of March 31, 2022, our credit investment portfolio was primarily comprised of a $29.6 million commercial mortgage loan secured by a first lien position in healthcare facilities and $53.5 million in non-agency MBS or ABS investments collateralized by pools of business purpose residential mortgage loans, residential mortgage loans and residential solar panel loans, including a $28.1 million net investment in VIEs consolidated for GAAP financial reporting purposes.  The following table presents further information about our credit investments as of March 31, 2022 (dollars in thousands):

	Fair Value (1)	Market Price	Leverage	Cumulative Total Return on Capital (2)
Commercial mortgage loan	$29,592	$100.00	2.3	11.15%
Residential MBS - interest-only (3)	20,910	8.20	—	124.14%
Residential MBS (3)	1,281	79.13	—	(54.26)%
Business purpose residential MBS (4)	17,002	94.42	—	9.27%
Residential solar panel loan ABS	14,311	78.19	—	(4.55)%
Total/weighted-average	$83,096		0.3	11.53%

(1)	For credit investments in securities, includes contractual accrued interest receivable.
(2)

Calculated as an annualized internal rate of return based upon our initial investment, cash received from the investment, cash paid for secured financing costs (if any) and assumes liquidation at period-end at an amount equal to estimated fair value plus accrued interest and the payoff of any secured financing and accrued interest thereon (if any).

(3)

Residential MBS – interest-only and residential MBS, in combination, reflect our net investment at fair value of $22,191 in a VIE with gross assets and liabilities of $266,535 and $244,344, respectively, that is consolidated for GAAP financial reporting purposes.

(4)	Includes our net investment of $5,953 in a VIE with gross assets and liabilities of $6,267 and $314, respectively, that is consolidated for GAAP financial reporting purposes.

SFR Rental Properties

The following tables present further information about our SFR rental properties as of March 31, 2022 (dollars in thousands):

Market	Number of Properties	Gross Book Value	Average Gross Book Value	Average Square Feet	Average Year Built
Tulsa, OK	78	$19,780	$254	1,735	2016
Dallas, TX	57	19,592	344	1,969	2014
Atlanta, GA	61	19,449	319	2,284	2010
Huntsville, AL	47	15,105	321	2,356	2013
Memphis, TN	45	13,209	294	1,910	2007
Charlotte, NC	34	11,905	350	1,921	2011
Kansas City, MO	40	11,738	293	1,947	2006
Birmingham, AL	43	11,184	260	1,691	2018
Total/weighted average	405	$121,962	$301	1,974	2012

Status of Property	Number of Properties	Gross Book Value
In rehabilitation	47	$14,517
In marketing	69	21,124
Leased not yet occupied	20	6,291
Leased and occupied	269	80,030
Total	405	$121,962

As of March 31, 2022, we also had commitments to acquire 49 properties for an aggregate purchase price of $14,616.  On May 10, 2022, we entered into a definitive agreement to sell 378 SFR properties. Refer to Part II, Item 5. “Other Information” for further information.

Agency MBS Investment Portfolio

Our agency MBS consisted of the following as of March 31, 2022 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized (Loss) Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
2.0%	$98,035	$2,264	$100,299	$(8,867)	$91,432	$93.26	2.00%	9.0
2.5%	129,057	6,750	135,807	(11,896)	123,911	96.01	2.50%	7.9
3.0%	45,092	450	45,542	(1,183)	44,359	98.37	3.00%	8.2
3.5%	32,474	855	33,329	(721)	32,608	100.41	3.50%	7.8
5.5%	8	—	8	—	8	109.57	5.50%	5.4
Total/weighted-average	$304,666	$10,319	$314,985	$(22,667)	$292,318	$95.95	2.52%	8.3

	Unpaid Principal Balance	Net Unamortized Purchase Premiums	Amortized Cost Basis	Net Unrealized (Loss) Gain	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$240,399	$7,710	$248,109	$(18,914)	$229,195	$95.34	2.39%	8.4
Freddie Mac	64,267	2,609	66,876	(3,753)	63,123	98.22	3.01%	7.7
Total/weighted-average	$304,666	$10,319	$314,985	$(22,667)	$292,318	$95.95	2.52%	8.3

The annualized prepayment rate for our agency MBS was 9.01% for the three months ended March 31, 2022. As of March 31, 2022, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 79% in specified pools of low balance loans while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.44 of a percentage point as of March 31, 2022.

Our agency MBS investment portfolio may also include net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In accordance with GAAP, we account for our net long TBA positions as derivative instruments. As of March 31, 2022, we did not have any long TBA agency positions.

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of March 31, 2022, the interest rate hedging instruments that we primarily used were interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date.  Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period.  Information about our outstanding interest rate swap agreements in effect as of March 31, 2022 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$100,000	0.90%	0.27%	(0.63)%	1.7
3 to less than 10 years	75,000	1.33%	0.45%	(0.88)%	5.8
Total / weighted-average	$175,000	1.08%	0.35%	(0.73)%	3.5

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of March 31, 2022, we had no outstanding U.S. Treasury note futures.

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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table presents the net income (loss) available (attributable) to common stock reported for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Interest and other income	$7,406	$6,259
Rent revenues from single-family properties	1,064	—
Interest expense	3,242	2,501
Single-family property operating expenses	1,531	—
Net operating income	3,697	3,758
Investment and derivative loss, net	(827)	(6,763)
General and administrative expenses	(3,284)	(2,637)
Loss before income taxes	(414)	(5,642)
Income tax provision	2,287	398
Net loss	(2,701)	(6,040)
Dividend on preferred stock	(742)	(723)
Net loss attributable to common stock	$(3,443)	$(6,763)
Diluted loss per common share	$(0.12)	$(0.20)
Weighted-average diluted common shares outstanding	29,832	33,181

The following tables present our net income before general and administrative expenses and income tax provision for the periods indicated, disaggregated by our investments in financial assets, investments in SFR properties and corporate and other (dollars in thousands):

	Three Months Ended March 31, 2022
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$7,406	$—	$—	$7,406
Rent revenues from single-family properties	—	1,064	—	1,064
Interest expense	1,464	408	1,370	3,242
Single-family property operating expenses	—	1,531	—	1,531
Net operating income (loss)	5,942	(875)	(1,370)	3,697
Investment and derivative (loss) gain, net	(723)	32	(136)	(827)
Net income (loss) before general and administrative expenses and income taxes	$5,219	$(843)	$(1,506)	$2,870

	Three Months Ended March 31, 2021
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$6,259	$—	$—	$6,259
Rent revenues from single-family properties	—	—	—	—
Interest expense	1,350	—	1,151	2,501
Single-family property operating expenses	—	—	—	—
Net operating income (loss)	4,909	—	(1,151)	3,758
Investment and derivative (loss) gain, net	(6,780)	—	17	(6,763)
Net loss before general and administrative expenses and income taxes	$(1,871)	$—	$(1,134)	$(3,005)

GAAP Net Operating Income from Investments in Financial Assets

Net operating income from our investments in financial assets determined in accordance with GAAP increased $1.0 million, or 20.4%, from $4.9 million for the three months ended March 31, 2021 to $5.9 million for the three months ended March 31, 2022. The increase from the comparative period is primarily the result of a higher average investment balance in higher yielding MSR financing receivables.

The components of GAAP net operating income from our investments in financial assets are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$392,218	$1,492	1.52%	$717,089	$2,784	1.55%
Credit investments	56,196	853	6.07%	64,541	1,269	7.86%
Mortgage loans of consolidated VIEs	190,142	1,354	2.85%	83,261	1,687	8.10%
MSR financing receivables	108,275	3,382	12.49%	15,433	358	9.28%
Other	4,794	325		6,242	161
	$751,625	7,406	3.94%	$886,566	6,259	2.82%
Repurchase agreements	$342,364	(276)	(0.32)%	$553,842	(488)	(0.35)%
Secured debt of consolidated VIEs	174,763	(1,188)	(2.72)%	69,726	(862)	(4.95)%
	$517,127	(1,464)	(1.13)%	$623,568	(1,350)	(0.86)%
Net interest income/spread		$5,942	2.81%		$4,909	1.96%
Levered net interest return (1)			10.14%			7.47%

(1)	Calculated as net interest income divided by the weighted average asset balance net of the weighted average secured financing balance.

The effects of changes in the composition of our investments in financial assets on our GAAP net operating income are summarized below (dollars in thousands):

	Three Months Ended March 31, 2022
	vs.
	Three Months Ended March 31, 2021
	Rate	Volume	Total Change
Agency MBS	$(30)	$(1,262)	$(1,292)
Credit investments	(376)	(40)	(416)
Mortgage loans of consolidated VIEs	(2,499)	2,166	(333)
MSR financing receivables	871	2,153	3,024
Other	201	(37)	164
Repurchase agreements	26	186	212
Secured debt of consolidated VIEs	973	(1,299)	(326)
	$(834)	$1,867	$1,033

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

Below is a reconciliation of economic net interest income from financial assets, a non-GAAP financial measure, to net operating income from financial assets determined in accordance with GAAP (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Economic net interest income from financial assets	$6,474	$5,035
TBA dollar roll income	(823)	(836)
Interest rate swap net interest expense	291	710
Net operating income from financial assets determined in accordance with GAAP	$5,942	$4,909

The components of our economic net interest income from financial assets are summarized in the following table for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$392,218	$1,492	1.52%	$717,089	$2,784	1.55%
Credit investments	56,196	853	6.07%	64,541	1,269	7.86%
Mortgage loans of consolidated VIE	190,142	1,354	2.85%	83,261	1,687	8.10%
MSR financing receivables	108,275	3,382	12.49%	15,433	358	9.28%
TBA dollar rolls (1)	125,202	823	2.63%	123,401	836	2.71%
Other	4,794	325		6,242	161
	$876,827	8,229	3.75%	$1,009,967	7,095	2.81%
Repurchase agreements	$342,364	(276)	(0.32)%	$553,842	(488)	(0.35)%
Secured debt of consolidated VIE	174,763	(1,188)	(2.72)%	69,726	(862)	(4.95)%
Interest rate swaps (2)		(291)			(710)
	$517,127	(1,755)	(1.36)%	$623,568	(2,060)	(1.32)%
Economic net interest income/spread		$6,474	2.39%		$5,035	1.49%
Levered net interest return (3)			11.04%			7.66%

(1)

TBA dollar roll average balance (average cost basis) is based upon the contractual price of the initial TBA purchase trade of each individual series of dollar roll transactions. TBA dollar roll income is net of implied financing costs.

(2)

Interest rate swap cost represents the weighted average net receive (pay) rate in effect for the period, adjusted for “price alignment interest” income earned or expense incurred on cumulative variation margin paid or received, respectively. During the three months ended March 31, 2022, the interest rate swaps had a weighted average notional amount of $173,469 and a net pay rate of 0.68%. During the three months ended March 31, 2021, the interest rate swaps had a weighted average notional amount of $505,799 and a net pay rate of 0.64%.

(3)	Calculated as economic net interest income divided by the weighted average asset balance net of the weighted average secured financing balance.

The effects of changes in the composition of our investments in financial assets and related funding and hedging activities on our economic net interest income are summarized below (dollars in thousands):

	Three Months Ended March 31, 2022
	vs.
	Three Months Ended March 31, 2021
	Rate	Volume	Total Change
Agency MBS	$(30)	$(1,262)	$(1,292)
Credit investments	(376)	(40)	(416)
Mortgage loans of consolidated VIEs	(2,499)	2,166	(333)
MSR financing receivables	871	2,153	3,024
TBA dollar rolls	(25)	12	(13)
Other	201	(37)	164
Repurchase agreements	26	186	212
Interest rate swaps	(47)	466	419
Secured debt of consolidated VIEs	973	(1,299)	(326)
	$(906)	$2,345	$1,439

Economic net interest income from financial assets for the three months ended March 31, 2022 increased relative to the comparative period from the prior year primarily as a result of a higher average investment balance in higher yielding MSR financing receivables.

Net Operating Loss from SFR Properties

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021.  The homes we acquire may require minor refurbishment prior to a tenant occupying the property.  In addition, there is typically a lease marketing period prior to a new tenant occupying the home.  We expect the time period between the date of settlement of the home purchase and the date the house is occupied by a tenant to average between 30 to 60 days.  The timing of the earnings benefit to us will be dictated by the pace of home purchases, the level of any property level refurbishments and the length of the lease marketing period.  During the period prior to a lease commencement date, we incur property costs such as real estate taxes, insurance, homeowner association fees and depreciation.  For the three months ended March 31, 2022, we had rental income of $1.1 million, interest expense from long-term debt secured by the properties of $0.4 million and property operating expenses of $1.5 million, including $0.7 million of depreciation expense, for a net operating loss of $0.8 million.  The net operating loss for the period is attributable to property costs incurred prior to the commencement of the leases for the newly acquired homes.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Loss on agency MBS investments, net	$(25,957)	$(29,215)
Gain on credit investments, net	1,289	1,593
Gain on MSR financing receivables	22,758	5,957
TBA commitments, net:
TBA dollar roll income	823	836
Other loss from TBA commitments, net	(4,706)	(9,232)
Total loss on TBA commitments, net	(3,883)	(8,396)
Interest rate derivatives:
Net interest expense on interest rate swaps	(291)	(710)
Other gain from interest rate derivative instruments, net	5,841	23,651
Total gain on interest rate derivatives, net	5,550	22,941
Other investments, net	(584)	357
Investment and derivative loss, net	$(827)	$(6,763)

General and Administrative Expenses

General and administrative expenses increased by $0.7 million from $2.6 million for the three months ended March 31, 2021 to $3.3 million for the three months ended March 31, 2022. General and administrative expenses for the three months ended March 31, 2021 reflects the reversal of the estimated employee annual cash incentive compensation expense accrued during 2020 which exceeded the actual amount paid during the first quarter of 2021.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes.  As a result, for the three months ended March 31, 2022 and 2021, we recognized a provision for income taxes of $2.3 million and $0.4 million, respectively, on the pre-tax net income of our TRSs.  As noted in “Non-GAAP Core Operating Income” below, our computation of non-GAAP core operating income includes a provision for income taxes on the core operating income of our TRSs.  TRS core operating income is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses.  In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS core operating income and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.”  Below is a reconciliation of the income tax provision for TRS core operating income, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Income tax provision for TRS core operating income	$229	$11
Income tax provision for TRS investment gains, net	2,058	387
GAAP income tax provision	$2,287	$398

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

•

Total interest and other income determined in accordance with GAAP.  Interest and other income determined in accordance with GAAP primarily represents the interest income recognized from our investments in specified agency MBS, MSR financing receivables, credit securities and loans (including the amortization of purchase premiums and accretion of purchase discounts).

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

Net Operating Income (Loss) from SFR Properties, Excluding Depreciation

Net operating income (loss) from SFR properties, excluding depreciation, represents the operating profit of our SFR properties determined in accordance with GAAP plus the depreciation and amortization of the SFR properties.  Net operating income (loss) from SFR properties, excluding depreciation is comprised of the following:

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

Non-GAAP Core Operating Income

The following table presents our computation of non-GAAP core operating income for the three months ended March 31, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Investments in financial assets
Interest and other income	$7,406	$6,259
TBA dollar roll income	823	836
Interest expense	(1,464)	(1,350)
Interest rate swap net interest expense	(291)	(710)
Economic net interest income	6,474	5,035
Investments in SFR properties
Rent revenues	1,064	—
Property operating expenses, excluding depreciation	(816)	—
Interest expense	(408)	—
Net operating loss from SFR properties, excluding depreciation	(160)	—
Core general and administrative expenses	(2,523)	(2,134)
Long-term unsecured debt interest expense	(1,370)	(1,151)
Preferred stock dividend	(742)	(723)
Income tax provision for TRS core operating income	(229)	(11)
Non-GAAP core operating income	$1,450	$1,016
Non-GAAP core operating income per diluted common share	$0.05	$0.03
Weighted average diluted common shares outstanding	30,315	33,444

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP core operating income for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stock	$(3,443)	$(6,763)
Add (less):
Investment and derivative loss, net	827	6,763
Stock-based compensation expense	761	503
Income tax provision for TRS investment gain	2,058	387
Depreciation of single-family residential properties	715	—
Add back:
TBA dollar roll income	823	836
Interest rate swap net interest expense	(291)	(710)
Non-GAAP core operating income	$1,450	$1,016

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, meet margin calls on our short-term borrowings and hedging instruments, and for other general business purposes. Our primary sources of funds for liquidity consist of existing cash balances, short-term borrowings (for example, repurchase agreements), principal and interest payments from our mortgage investments, net rental payments from our SFR properties and proceeds from sales of mortgage investments. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities, or other securities registered pursuant to our effective shelf registration statement filed with the Securities and Exchange Commission (“SEC”).

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

As of March 31, 2022, our debt-to-equity leverage ratio was 3.2 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet.  In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio.  Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, long-term debt secured by single-family properties, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital.  Our investable capital is calculated as the sum of our stockholders’ equity plus our accumulated depreciation of our SFR properties and long-term unsecured debt.  As of March 31, 2022, our “at risk” leverage ratio was 1.3 to 1.

As of March 31, 2022, our liquid assets totaled $34.1 million consisting of cash and cash equivalents of $21.7 million and unencumbered agency MBS of $12.4 million at fair value. Cash equivalents consist primarily of money market funds invested in debt obligations of the U.S. government.

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

Cash Flows

As of March 31, 2022, our cash totaled $31.9 million, which included cash and cash equivalents of $21.7 million, restricted cash of $0.9 million, and restricted cash of consolidated VIEs of $9.3 million, representing a net increase of $10.1 million from $21.8 million as of December 31, 2021. Cash used in operating activities of $2.2 million during the three months ended March 31, 2022 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $153.1 million during the three months ended March 31, 2022 was primarily generated by sales of agency MBS, distributions received on our MSR financing receivables, receipt of principal payments from agency MBS and principal receipts on loans and mortgage loans of consolidated VIEs, partially offset by purchases of new agency MBS, credit securities, MSR financing receivables and SFR properties. Cash used in financing activities of $140.8 million during the three months ended March 31, 2022 was primarily from repayments of repurchase agreements, net repayments of secured debt of consolidated VIEs, dividend payments to stockholders and from repurchases of our common stock, partially offset by proceeds from long-term debt secured by single-family properties.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

March 31, 2022
Agency MBS repurchase financing:
Repurchase agreements outstanding	$264,148
Agency MBS collateral, at fair value	279,874
Net amount (1)	15,726
Weighted-average rate	0.36%
Weighted-average term to maturity	13.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,714
Mortgage loans collateral, at fair value	29,592
Net amount (1)	8,878
Weighted-average rate	2.86%
Weighted-average term to maturity	351.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$284,862
Mortgage investments collateral, at fair value	309,466
Net amount (1)	24,604
Weighted-average rate	0.54%
Weighted-average term to maturity	37.6 days
Maximum amount outstanding at any month-end during the period	$340,286

(1)

Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties. As of March 31, 2022, we had outstanding repurchase agreement balances with seven counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of March 31, 2022, no more than 4.1% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 10.7% of our stockholders’ equity.

Long-term Debt Secured by Single-family Propertiest

McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, is party to a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties.  Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150 million.  Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023.  The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%. As of March 31, 2022, the outstanding principal balance was $78.1 million.

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

Long-Term Unsecured Debt

As of March 31, 2022, we had $86.1 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.6 million. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of March 31, 2022 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our 6.00% Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of March 31, 2022 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of March 31, 2022 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at our option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

As of March 31, 2022, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the custodian (dollars in thousands):

	March 31, 2022
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$175,000	$3,432

The FCMs through which we conduct trading of our hedging instruments may limit their exposure to us (due to an inherent one business day lag in the variation margin exchange process) by applying a maximum “ceiling” on their level of risk, either overall and/or by instrument type.  The FCMs generally use the amount of initial margin that we have posted with them as a measure of their level of risk exposure to us.  We currently have FCM relationships with two large financial institutions.  To date, among our two FCM arrangements, we have had sufficient excess capacity above and beyond what we believe to be a sufficient and appropriate hedge position.  However, if our FCMs substantially lowered their risk exposure thresholds, we could experience a material adverse change in our liquidity position and our ability to hedge appropriately.

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.  We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024.  As of March 31, 2022, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, the mortgage servicing counterparty could utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us.  As of March 31, 2022, our mortgage servicing counterparty has a $75 million credit facility that would be secured by its MSRs including the MSRs to which our MSR financing receivables are referenced.  As of March 31, 2022, we had the ability to utilize approximately 80% of our mortgage servicing counterparty’s available capacity under its credit facility.  In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value.  Under our mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call.  If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables.  Draws under the facility bear interest at term SOFR plus 2.90% with a SOFR floor of 1.60% and a maturity date of April 28, 2023 with a one-year borrower extension option.

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

As of March 31, 2022, our mortgage servicing counterparty has drawn $52.6 million of financing under its credit facility, including $43.9 million attributable to us, collateralized by $207.7 million of MSRs, including $180.0 million attributable to us, and $3.1 million of servicer advances, including $2.6 million attributable to us.

Investment Commitments

We are party to an investment management agreement with a third party to invest up to a minimum $65 million of capital in SFR properties.  Our commitment to fund up to $65 million of capital may be reduced to $55 million to the extent we utilize debt financing to fund certain acquisitions of SFR properties. As of March 31, 2022, we have funded $48.5 million of the capital commitment.  Under the terms of the investment management agreement, if we were to terminate the commitment, we would have to pay a termination fee equal to a fixed amount less inception to date fees paid.

As of March 31, 2022, we are a party to a participation agreement pursuant to which we have committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024.  Under the terms of the participation agreement, we are obligated to fund the last $30 million of advances under the revolving credit facility.  As of March 31, 2022, our unfunded commitment was $30 million.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock.  Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule

415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.  As of March 31, 2022, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

Our Board of Directors has authorized a share repurchase program pursuant to which we may repurchase shares of common stock (the “Repurchase Program”). During the three months ended March 31, 2022, we repurchased 1,009,566 shares of our common stock for a total purchase price of $3.5 million. As of March 31, 2022, we had remaining availability of 11,980,712 shares of Class A common stock under the Repurchase Program.

Preferred Stock

As of March 31, 2022, we had Series B Preferred Stock outstanding with a liquidation preference of $9.5 million.  The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on May 12, 2022 or earlier upon the occurrence of a change in control. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of March 31, 2022, we had Series C Preferred Stock outstanding with a liquidation preference of $27.9 million.  The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.”  The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT.  Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock.  Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

During the three months ended March 31, 2022, we issued 6,058 shares of Series B preferred stock for proceeds net of selling commissions and expenses of $0.1 million under the Series B preferred equity distribution agreement.  As of March 31, 2022, we had 1,602,566 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

As of March 31, 2022, we had estimated NOL carryforwards of $165.4 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of March 31, 2022, we also had estimated NCL carryforwards of $146.0 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of March 31, 2022 and December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of March 31, 2022 and December 31, 2021, we had consolidated for financial reporting purposes two and one, respectively, securitization trusts for which we determined that our investments provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  We were not required to consolidate for financial reporting purposes any other VIEs as of March 31, 2022 and December 31, 2021, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities.

As of March 31, 2022 and December 31, 2021, we had not guaranteed any obligations of unconsolidated entities.  As of March 31, 2022 and December 31, 2021, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.

Critical Accounting Estimates

Refer to the heading titled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, spread risk, credit risk, liquidity risk and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of our risk management strategies related to these market risks. The following is additional information regarding certain of these market risks.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2022
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$292,318	$284,130	$299,801
TBA commitments	(1,231)	(1,231)	(1,231)
MSR financing receivables	139,225	143,890	136,365
Interest rate swaps	(239)	2,502	(2,980)
Equity available to common stock (1)	181,689	180,907	183,570
Book value per common share (2)	$6.19	$6.16	$6.26
Book value per common share percent change		(0.43)%	1.04%

	March 31, 2022
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$292,318	$275,338	$306,190
TBA commitments	(1,231)	(1,231)	(1,231)
MSR financing receivables	139,225	146,479	126,144
Interest rate swaps	(239)	5,243	(5,721)
Equity available to common stock (1)	181,689	177,444	176,998
Book value per common share (2)	$6.19	$6.05	$6.03
Book value per common share percentage change		(2.34)%	(2.58)%

(1)	Equity available to common stock is calculated as total equity plus accumulated depreciation of single-family residential real estate less the preferred stock liquidation preference.

(2)	Book value per common share is calculated as the equity available to common stock divided by common shares outstanding.

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 6.2 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of March 31, 2022.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2022
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$292,318	$290,504	$294,132
TBA commitments	(1,231)	(1,231)	(1,231)
Equity available to common stock (1)	181,689	179,875	183,503
Book value per common share (2)	$6.19	$6.13	$6.25
Book value per common share percent change		(1.00)%	1.00%

	March 31, 2022
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$292,318	$287,783	$296,853
TBA commitments	(1,231)	(1,231)	(1,231)
Equity available to common stock (1)	181,689	177,154	186,224
Book value per common share (2)	$6.19	$6.04	$6.35
Book value per common share percent change		(2.50)%	2.50%

(1)	Equity available to common stock is calculated as total equity plus accumulated depreciation of single-family residential real estate less the preferred stock liquidation preference.
(2)	Book value per common share is calculated as the equity available to common stock divided by common shares outstanding.

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

Cautionary Statement About Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•

the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) residential MBS that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”), or (ii) mortgage servicing right (“MSR”) related assets, (iii) credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, or (iv) SFR homes as rental properties;

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

•	the effect of any changes to the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”) and establishment of alternative reference rates;
•	current conditions and further adverse developments in the residential mortgage market and the overall economy;
•	potential risk attributable to our mortgage-related portfolios, including changes in fair value;
•	our use of leverage and our dependence on repurchase agreements and other short-term borrowings to finance our mortgage-related holdings;
•	the availability of certain short-term liquidity sources;
•	the sale of our SFR properties;
•	competition for investment opportunities;
•	U.S. Federal Reserve monetary policy;
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

•	failure of sovereign or municipal entities to meet their debt obligations;
•	fluctuations of the value of our hedge instruments;
•	fluctuating quarterly operating results;
•	changes in laws and regulations and industry practices that may adversely affect our business;
•	volatility of the securities markets and activity in the secondary securities markets in the United States and elsewhere;
•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes;
•	our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and

•	the other important factors identified in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Item 1A — Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the following risk factor relating to the announced sale of up to 378 SFR properties, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. The materialization of any risks and uncertainties identified in our Cautionary Statement About Forward-Looking Information contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Cautionary Statement About Forward-Looking Information” in Part I, Item 3 of this report or our Annual Report on Form 10-K for the year ended December 31, 2021.

We may not consummate the announced sale of up to 378 SFR properties on a timely basis, on its current terms or at all, and even if consummated, we may not fully realize the anticipated benefits of the sale.

As discussed under “Item 5. Other Information," we have entered into a definitive agreement to sell up to 378 SFR properties. While the sale is expected to be completed by the end of the second quarter of 2022, there can be no assurance that the sale will be completed in a timely manner, on its current terms or at all, as the completion of the sale is dependent on a number of factors, including termination by the purchasing counterparty and customary closing conditions. If we are unable to consummate the sale, then we will not derive the expected benefits to our business. Further, even if we do consummate the sale, we nonetheless may not fully realize the anticipated benefits of the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On July 31, 2020, we announced that our Board of Directors authorized an increase to our share repurchase program (the “Repurchase Program”) pursuant to which we may purchase up to 18,000,000 shares of our common stock.  As of March 31, 2022, we had repurchased 6,019,288 shares of our common stock and there remain available for repurchase 11,980,712 shares of our common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our common stock during the three months ended March 31, 2022 by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
January 1, 2022 - January 31, 2022	334,423	$3.49	334,423	12,655,855
February 1, 2022 - February 28, 2022	349,505	3.39	349,505	12,306,350
March 1, 2022 - March 31, 2022	325,638	3.46	325,638	11,980,712
Total	1,009,566	$3.44	1,009,566	11,980,712

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 10, 2022, we entered into an agreement (the “Purchase and Sale Agreement”) under which we made a binding commitment to sell 378 SFR properties for $132,750.  The 378 SFR properties have an estimated all-in-cost of $114,874, which includes the purchase price of the properties, closing costs and initial rehabilitation costs.  Prior to settlement, the buyer can remove up to 5% of the SFR properties from the sale transaction.  Pursuant to the agreement, the buyer may, for any reason or no reason at all, and in its sole and absolute discretion, terminate the agreement within 20 days of contract signing.  If ultimately consummated, the sale is expected to settle late in the second quarter.  The foregoing description of the Purchase and Sale Agreement does not purport to be complete and is qualified in its entirety by reference to a copy of the Purchase and Sale Agreement filed as Exhibit 10.01 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

4.16	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

4.17	Second Amendment to Shareholder Rights Agreement, dated as of April 11, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

10.01	Purchase and Sale Agreement dated as of May 10, 2022, by and between McLean SFR Investment, LLC and HomeSource Acquisitions, LLC.*

Exhibit Number	Exhibit Title

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2022 and 2021; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 16, 2022