Form 10-Q
period 2022-06-30
Arlington Asset Investment Corp.
filed 2022-08-15
CIK 1209028

``` 11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of July 29, 2022:

Title	Outstanding
Class A Common Stock	28,890,953 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents (includes $247 and $2,118, respectively, from consolidated VIEs)	$9,575	$20,543
Restricted cash	1,270	1,132
Restricted cash of consolidated VIEs	4,649	111
Sold securities receivable	—	28,219
Agency mortgage-backed securities, at fair value	382,357	483,927
MSR financing receivables, at fair value	120,260	125,018
Credit securities, at fair value	113,419	26,222
Mortgage loans, at fair value	29,484	29,697
Mortgage loans of consolidated VIEs, at fair value	225,004	7,442
Single-family residential real estate (net of $326 and $299, respectively, of accumulated depreciation)	68,190	60,889
Single-family residential real estate held-for-sale (net of $1,288 and $-0-, respectively, of accumulated depreciation)	112,979	—
Deposits	4,623	4,549
Other assets (includes $1,401 and $547, respectively, from consolidated VIEs)	12,945	15,287
Total assets	$1,084,755	$803,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$329,994	$446,624
Purchased securities payable	114,410	—
Secured debt of consolidated VIEs, at fair value	205,497	508
Long-term unsecured debt	86,199	85,994
Long-term debt secured by single-family properties	122,770	39,178
Other liabilities (includes $275 and $2, respectively, from consolidated VIEs)	12,187	6,605
Total liabilities	871,057	578,909
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 379,668 and 373,610, shares issued and outstanding, respectively (liquidation preference of $9,492 and $9,340, respectively)	9,001	8,852
Series C Preferred stock, $0.01 par value, 1,044,671 and 1,117,034, shares issued and outstanding, respectively (liquidation preference of $26,117 and $27,926, respectively)	25,607	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 29,112,374 and 30,676,931 shares issued and outstanding, respectively	291	307
Additional paid-in capital	2,025,345	2,030,315
Accumulated deficit	(1,846,546)	(1,842,703)
Total stockholders’ equity	213,698	224,127
Total liabilities and stockholders’ equity	$1,084,755	$803,036

	June 30, 2022	December 31, 2021
Assets and liabilities of consolidated VIEs
Cash and restricted cash	$4,896	$2,229
Mortgage loans, at fair value	225,004	7,442
Other assets	1,401	547
Secured debt, at fair value	(205,497)	(508)
Other liabilities	(275)	(2)
Net investment in consolidated VIEs	$25,529	$9,708

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
MSR financing receivables	$3,983	$1,390	$7,365	$1,748
Agency mortgage-backed securities	2,065	2,984	3,557	5,768
Credit securities and loans	991	1,770	1,844	3,039
Mortgage loans of consolidated VIEs	1,611	776	2,965	2,463
Other	113	125	438	286
Total interest and other income	8,763	7,045	16,169	13,304
Rent revenues from single-family properties	2,137	—	3,201	—
Interest expense
Repurchase agreements	763	403	1,039	891
Long-term debt secured by single-family properties	718	—	1,126	—
Long-term unsecured debt	1,400	1,150	2,770	2,301
Secured debt of consolidated VIEs	1,578	405	2,766	1,267
Total interest expense	4,459	1,958	7,701	4,459
Single-family property operating expenses	1,915	—	3,446	—
Net operating income	4,526	5,087	8,223	8,845
Investment and derivative gain (loss), net	370	(9,032)	(457)	(15,795)
General and administrative expenses
Compensation and benefits	2,324	1,841	4,389	3,236
Other general and administrative expenses	1,463	1,349	2,682	2,591
Total general and administrative expenses	3,787	3,190	7,071	5,827
Income (loss) before income taxes	1,109	(7,135)	695	(12,777)
Income tax provision (benefit)	802	(76)	3,089	322
Net income (loss)	307	(7,059)	(2,394)	(13,099)
Dividend on preferred stock	(707)	(723)	(1,449)	(1,446)
Net loss attributable to common stock	$(400)	$(7,782)	$(3,843)	$(14,545)
Basic loss per common share	$(0.01)	$(0.24)	$(0.13)	$(0.44)
Diluted loss per common share	$(0.01)	$(0.24)	$(0.13)	$(0.44)
Weighted-average common shares outstanding (in thousands)
Basic	28,766	33,066	29,296	33,123
Diluted	28,766	33,066	29,296	33,123

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270
Net loss	—	—	—	—	—	—	—	(6,040)	(6,040)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	101,818	1	(1)	—	—
Repurchase of Class A common stock	—	—	—	—	(137,655)	(1)	(522)	—	(523)
Stock-based compensation	—	—	—	—	—	—	503	—	503
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, March 31, 2021	336,273	$7,933	1,117,034	$27,356	33,481,181	$335	$2,040,898	$(1,837,035)	$239,487
Net loss	—	—	—	—	—	—	—	(7,059)	(7,059)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	76,592	1	(1)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(22,000)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(855,835)	(9)	(3,481)	—	(3,490)
Stock-based compensation	—	—	—	—	—	—	537	—	537
Dividends declared	—	—	—	—	—	—	—	(723)	(723)
Balances, June 30, 2021	336,273	$7,933	1,117,034	$27,356	32,679,938	$327	$2,037,953	$(1,844,817)	$228,752

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127
Net loss	—	—	—	—	—	—	—	(2,701)	(2,701)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	404,746	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(12,167)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(1,009,566)	(10)	(3,487)	—	(3,497)
Issuance of preferred stock	6,058	149	—	—	—	—	—	—	149
Stock-based compensation	—	—	—	—	—	—	761	—	761
Dividends declared	—	—	—	—	—	—	—	(742)	(742)
Balances, March 31, 2022	379,668	$9,001	1,117,034	$27,356	30,059,944	$301	$2,027,585	$(1,846,146)	$218,097
Net income	—	—	—	—	—	—	—	307	307
Repurchase of Class A common stock	—	—	—	—	(947,570)	(10)	(3,232)	—	(3,242)
Repurchase of preferred stock	—	—	(72,363)	(1,749)	—	—	—	—	(1,749)
Stock-based compensation	—	—	—	—	—	—	992	—	992
Dividends declared	—	—	—	—	—	—	—	(707)	(707)
Balances, June 30, 2022	379,668	$9,001	1,044,671	$25,607	29,112,374	$291	$2,025,345	$(1,846,546)	$213,698

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,394)	$(13,099)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Investment and derivative loss, net	457	15,795
Net (discount) premium (accretion) amortization	(3,694)	(1,297)
Other	3,316	1,131
Changes in operating assets
Interest receivable	67	312
Other assets	(2,743)	(537)
Changes in operating liabilities
Interest payable and other liabilities	3,693	1,087
Accrued compensation and benefits	(1,337)	(1,223)
Net cash (used in) provided by operating activities	(2,635)	2,169
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(400,331)	(607,659)
Purchases of credit securities	(120,335)	(28,356)
Purchases of MSR financing receivables	(21,220)	(60,556)
Purchases of single-family residential real estate	(121,919)	—
Purchases of loans	—	(29,967)
Proceeds from sales of agency mortgage-backed securities	586,693	625,812
Proceeds from sales of credit securities	10,395	13,640
Proceeds from sales of single-family residential real estate	351	—
Receipt of principal payments on agency mortgage-backed securities	20,463	29,735
Receipt of principal payments on credit securities	862	—
Receipt of principal payments on loans	212	282
Receipt of principal payments on mortgage loans of consolidated VIE	29,278	58,948
Receipt of distributions on MSR financing receivables	64,552	—
Restricted cash balance of VIE upon consolidation	9,637	—
Proceeds from (payments for) derivatives and deposits, net	5,979	(9,349)
Other	6,231	3,583
Net cash provided by (used in) investing activities	70,848	(3,887)
Cash flows from financing activities:
(Repayments of) proceeds from repurchase agreements, net	(116,630)	39,374
Repayments of secured debt of consolidated VIE	(31,652)	(65,350)
Repurchase of common stock	(6,739)	(4,013)
Repurchase of preferred stock	(1,749)	—
Proceeds from issuance of preferred stock	149	—
Proceeds from long-term debt secured by single-family properties	83,565	—
Repurchase of long-term unsecured debt	—	(7)
Dividends paid	(1,449)	(1,446)
Net cash used in financing activities	(74,505)	(31,442)
Net decrease in cash, cash equivalents and restricted cash	(6,292)	(33,160)
Cash, cash equivalents and restricted cash, beginning of period	21,786	39,965
Cash, cash equivalents and restricted cash, end of period	$15,494	$6,805
Supplemental cash flow information:
Cash payments for interest	$6,625	$4,468
Cash payments for taxes	$753	$—
Non-cash investing activity:
Assets of VIE upon consolidation	$287,282	$—
Non-cash financing activity:
Liabilities of VIE upon consolidation	$266,697	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2022 and December 31, 2021, approximately 0% and 67%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Interest Income Recognition for Investments in Agency MBS, Mortgage Loans of Consolidated VIEs and Credit Securities of High Credit Quality

The Company recognizes interest income for its investments in agency MBS, mortgage loans of consolidated variable interest entities (“VIEs”) and credit securities that are considered to be of high credit quality (that is, those with a Standard & Poor's rating of AA or higher or an equivalent rating from another rating agency) by applying the “interest method” permitted by GAAP, whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each investment’s stated interest rate. The interest method is applied at the individual instrument level based upon each instrument’s effective interest rate. The Company calculates each instrument’s effective interest rate at the time of purchase or initial recognition by solving for the discount rate that equates the present value of that instrument's remaining contractual cash flows (assuming no principal prepayments) to its purchase cost. Because each instrument’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method, as principal prepayments occur, a proportional amount of the unamortized premium or unaccreted discount is recognized in interest income such that the contractual effective interest rate on any remaining security or loan balance is unaffected.

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

Interest Income Recognition for Investments in Other Credit Securities and MSR Financing Receivables

The Company recognizes interest income for its investments in credit securities (other than those considered to be of high credit quality) and MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment. The amount of periodic interest income recognized is determined by applying the investment’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the investment’s effective interest rate is calculated by solving for the single discount rate that equates the present value of the Company’s best estimate of the amount and timing of the cash flows expected to be collected from the investment to its purchase cost. To prepare its best estimate of cash flows expected to be collected, the Company develops a number of assumptions about the future performance of the pool of loans that serve as collateral for its investment, including assumptions about the timing and amount of prepayments and credit losses. For investments in MSR financing receivables, the Company's estimate of cash flows expected to be collected reflects all components of its mortgage servicing counterparty's payment obligation, which is comprised of cash flows referenced to the monthly net cash flows of the underlying reference pool of MSRs net of (i) the counterparty's periodic interest payments and principal repayments related to advances obtained via its third-party secured financing facility collateralized by MSRs to which the Company's MSR financing receivables are referenced and (ii) fees payable to the counterparty. In each subsequent quarterly reporting period, the amount and timing of cash flows expected to be collected from the investment are re-estimated based upon current information and events. The following table provides a description of how periodic changes in the estimate of cash flows expected to be collected affect interest income recognition prospectively for investments in credit securities and MSR financing receivables:

Scenario:	Effect on Interest Income Recognition:

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

Other Significant Accounting Policies

Certain of the Company’s other significant accounting policies are summarized in the following notes:

Investments in agency MBS, subsequent measurement	Note 3
Investments in credit securities, subsequent measurement Loans held for investment, subsequent measurement Investments in MSR financing receivables, subsequent measurement Investments in SFR properties	Note 4 Note 5 Note 6 Note 7
Consolidation of variable interest entities Borrowings	Note 8 Note 9
To-be-announced agency MBS transactions, including “dollar rolls”	Note 10
Derivative instruments	Note 10
Balance sheet offsetting	Note 11
Fair value measurements Income taxes	Note 12 Note 13
Stock-based compensation	Note 16

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

Not yet adopted.

To date, any modifications due to reference rate reform have not had a material impact to the Company.

The Company has not elected to apply hedge accounting for financial reporting purposes.

The Company does not currently expect the adoption of ASU Nos. 2020-04 and 2021-01 to have a material effect on its consolidated financial statements.

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities. Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s investments in agency MBS was $382,357 and $483,927, respectively. As of June 30, 2022, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(3,921)	$6,840	$(3,922)	$(11,861)
Agency MBS sold during the period	(6,670)	290	(32,626)	(10,224)
Total	$(10,591)	$7,130	$(36,548)	$(22,085)

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

Note 4. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities. Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s investments in credit securities was $113,419 and $26,222, respectively. As of June 30, 2022, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans or commercial mortgage loans and ABS collateralized by pools of residential solar panel loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$(321)	$(186)	$(675)	$1,210
Credit securities sold during the period	(482)	(75)	(970)	(80)
Total	$(803)	$(261)	$(1,645)	$1,130

Note 5. Loans Held for Investment

As of June 30, 2022 and December 31, 2021, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal outstanding principal balance of $29,484 and $29,697, respectively. The loan bears interest at a floating note rate equal to SOFR plus 5.61%. The original maturity date of the loan was March 23, 2022 with a one-year extension available at the option of the borrower. On March 23, 2022, the borrower exercised its one-year extension option resulting in a new maturity date of March 23, 2023. The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

The Company has elected to account for its loan held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. As of June 30, 2022 and December 31, 2021, the Company’s investment was $29,484 and $29,697, respectively, at fair value. The Company recognizes interest income on its loan investment based upon the effective interest rate of the loan which, as of June 30, 2022 and December 31, 2021, was equal to the contractual note rate of the loan.

As of June 30, 2022 and December 31, 2021, the Company was party to a participation agreement pursuant to which the Company has committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, the Company funds the last $30,000 of advances under the revolving credit facility. Any draws under the revolving credit facility bear interest at SOFR plus 3.86% with a SOFR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower. The borrower is also required to pay an unused commitment fee of 0.50%. As of June 30, 2022 and December 31, 2021, the Company’s advances under the revolving credit facility were $314 and $0, respectively, which is included in the line item "other assets" in the accompanying consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company's unfunded commitment was $29,686 and $30,000, respectively.

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

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans. The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers. The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers. As of June 30, 2022 and December 31, 2021, the Company had provided funds of $2,348 and $3,731, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs. As of June 30, 2022 and December 31, 2021, the Company’s counterparty had drawn $60,868 and $40,398, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

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

As of June 30, 2022 and December 31, 2021, the fair value of the Company’s investments in MSR financing receivables was $120,260 and $125,018, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at period beginning	$139,225	$36,005	$125,018	$9,346
Capital investments	18,032	39,278	21,219	59,622
Capital distributions	(49,432)	—	(64,552)	—
Accretion of interest income	3,983	1,390	7,365	1,748
Changes in valuation inputs and assumptions	8,452	(2,021)	31,210	3,936
Balance at period end	$120,260	$74,652	$120,260	$74,652

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

Costs directly associated with the origination of a lease, such as a commission paid to a property manager when a lease agreement is obtained, are deferred at the commencement of the lease and subsequently recognized ratably as an expense over the lease term, consistent with the recognition of rental revenue from the lease. The ratable expense recognition of lease direct costs is reported as a component of “single-family property operating expenses” in the Company’s consolidated statements of comprehensive income. In addition to the expense items previously mentioned, “single-family property operating expenses” also include accruals for, but not limited to, third-party property management fees, local real estate tax assessments, utilities, homeowners’ association dues and insurance.

The Company evaluates its SFR properties for impairment whenever circumstances indicate that their carrying amounts may not be recoverable. Significant indicators of potential impairment include, but are not limited to, declines in home values, adverse changes in rental or occupancy rates and relevant unfavorable changes in the broader economy. If indicators of potential impairment exist, the Company performs a recoverability test by comparing the property’s net carrying amount to its estimate of the undiscounted future net cash flows expected to be obtained from the use and eventual disposition of the property. If the property’s carrying amount exceeds the Company’s estimate of the undiscounted future net cash flows expected to be obtained from the property, the Company recognizes an impairment loss equal to the amount that the property’s net carrying amount exceeds the property’s estimated fair value. As of June 30, 2022 and December 31, 2021, the Company had not recognized any impairment losses for its investments in SFR properties.

From time to time, the Company may identify SFR properties to be sold. At the time that any such properties are identified, the Company performs an evaluation to determine whether or not such properties should be classified as held for sale. Factors considered as part of the Company's held for sale evaluation process include whether the following conditions have been met: (i) the Company has committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, the Company ceases depreciating the property, measures the property at the lower of its carrying amount or its fair value less estimated costs to sell, and presents the property separately on its consolidated balance sheets.

On May 10, 2022, the Company entered into a purchase and sale agreement to sell 378 SFR properties for $132,750 with an original closing date no later than June 23, 2022. Pursuant to the purchase and sale agreement, the buyer made a $2,655 initial deposit with an escrow agent. On May 27, 2022, the Company entered into an amendment to the purchase and sale agreement to remove two properties from the sale transaction reducing the total properties to be sold to 376 SFR properties for $131,921. On June 20, 2022, the Company entered into an additional amendment to the purchase and sale agreement that required the buyer to fund an additional $2,655 deposit with the escrow agent for a total deposit of $5,310 to extend the closing date to no later than August 19, 2022. During the three months ended June 30, 2022, the Company classified the 376 SFR properties as held for sale.

As of June 30, 2022 and December 31, 2021, the Company had investments in 586 and 214 SFR properties, respectively, for a total cost of $182,783 and $61,188, respectively. During the three and six months ended June 30, 2022, the Company recognized $604 and $1,319, respectively, of depreciation expense related to its SFR properties. The following table summarizes the Company’s net carrying amount of its SFR properties by component as of June 30, 2022:

	Single-family Residential Real Estate	Single-family Residential Real Estate Held-for-Sale	Total
Land	$11,423	$18,913	$30,336
Buildings and improvements	57,093	95,354	152,447
Investments in single-family residential real estate, at cost	68,516	114,267	182,783
Less: accumulated depreciation	(326)	(1,288)	(1,614)
Investments in single-family residential real estate, net	$68,190	$112,979	$181,169

The following table summarizes the Company’s net carrying amount of its SFR properties by component as of December 31, 2021:

	Single-family Residential Real Estate	Single-family Residential Real Estate Held-for-Sale	Total
Land	$10,128	$—	$10,128
Buildings and improvements	51,060	—	51,060
Investments in single-family residential real estate, at cost	61,188	—	61,188
Less: accumulated depreciation	(299)	—	(299)
Investments in single-family residential real estate, net	$60,889	$—	$60,889

As of June 30, 2022, the Company had commitments to acquire 25 SFR properties for an aggregate purchase price of $9,034.

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

On February 3, 2022, the Company acquired for $20,585 investments in the first loss position and the excess interest-only strip of a securitized pool of recently originated, performing “non-qualified” residential mortgage loans. The Company’s investment in the excess interest-only strip provides it with the option (but not the obligation) to purchase delinquent loans from the trust. As a result of this contractual right, the Company determined that it has the power to circumvent the loss mitigation activities that would otherwise be performed by the servicer and, therefore, is the party with the most power to impact the economic performance of the trust. As a result of its investments, the Company also has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trust. Accordingly, the Company determined that it is the primary beneficiary of the trust and consolidated the trust’s assets and liabilities owed to third parties onto its consolidated balance sheets.

The carrying values of the assets and liabilities of the consolidated VIEs, net of elimination entries, are as follows as of the dates indicated:

	June 30, 2022
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$247	$—	$247
Restricted cash of consolidated VIEs (1)	13	4,636	4,649
Mortgage loans of consolidated VIEs, at fair value	4,548	220,456	225,004
Other assets of consolidated VIEs	657	744	1,401
Secured debt of consolidated VIEs, at fair value	(272)	(205,225)	(205,497)
Other liabilities of consolidated VIEs	(1)	(274)	(275)
Net investment in consolidated VIEs	$5,192	$20,337	$25,529

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

Consolidated VIE of Business Purpose Residential Mortgage Loans

The pool of business purpose residential mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $4,835 and $291, respectively, as of June 30, 2022. The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer. As of June 30, 2022, the weighted average net note rate to which the VIE was entitled was 6.01%.

The pool of business purpose residential mortgage loans held by the consolidated VIE consists of fixed-rate, short-term, interest-only mortgage loans (with the full amount of principal due at maturity) made to professional real estate investors and are secured by first lien positions in non-owner occupied residential real estate. The properties that secure these mortgage loans often require construction, repair or rehabilitation. The repayment of the mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan. Pursuant to the terms of certain of the mortgage loans, the borrower may draw upon a specified amount of additional funds as needed in order to finance construction on, or the repair or rehabilitation of, the mortgaged property (referred to as a “construction draw”). Pursuant to the terms of the securitization transaction, if the monthly principal repayments collected from the mortgage loan pool are insufficient to fund that month’s construction draws, such shortfall is to be funded by the holders of the first loss position on a pro rata basis. Any construction draws funded by holders of the first loss position accrue interest at the net note rate of the mortgage loan. The repayment of any construction draws funded by holders of the first loss position takes priority over the senior debt securities with respect to the cash flows collected from the mortgage loan pool in the following month. As of June 30, 2022, the aggregate unfunded construction draw balance commitment attributable to the Company’s subordinate debt security investment was $121.

Consolidated VIE of Residential Mortgage Loans

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $237,483 and $239,574, respectively, as of June 30, 2022. As of June 30, 2022, the weighted average contractual interest rates of the loans and consolidated debt held by third parties were 4.79% and 1.37%, respectively.

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

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of business purpose residential mortgage loans as of June 30, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$151	$151	$—
90 days or more past due and in non-accrual status	4,397	4,684	(287)
Total mortgage loans of consolidated VIE	$4,548	$4,835	$(287)

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of residential mortgage loans as of June 30, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$219,118	$236,145	$(17,027)
90 days or more past due and in non-accrual status	1,338	1,338	—
Total mortgage loans of consolidated VIE	$220,456	$237,483	$(17,027)

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2022	December 31, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$224,566	$425,836
Agency MBS collateral, at fair value (1)	237,373	447,979
Net amount (2)	12,807	22,143
Weighted-average rate	1.48%	0.14%
Weighted-average term to maturity	14.0 days	13.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$84,788	$—
MBS collateral, at fair value	99,901	—
Net amount (2)	15,113	—
Weighted-average rate	2.81%
Weighted-average term to maturity	17.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,640	$20,788
Mortgage loans collateral, at fair value	29,484	29,697
Net amount (2)	8,844	8,909
Weighted-average rate	3.77%	2.60%
Weighted-average term to maturity	260.0 days	319.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$329,994	$446,624
Mortgage investments collateral, at fair value (1)	366,758	477,676
Net amount (2)	36,764	31,052
Weighted-average rate	1.96%	0.25%
Weighted-average term to maturity	30.2 days	27.2 days

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Weighted-average outstanding balance during the three months ended	$282,725	$652,624
Weighted-average rate during the three months ended	1.07%	0.24%
Weighted-average outstanding balance during the six months ended	$312,544	$603,233
Weighted-average rate during the six months ended	0.66%	0.29%

As of June 30, 2022, the Company had an amount at risk under repurchase agreements with Credit Suisse Securities (USA) LLC and affiliates that was 11.2% of shareholders' equity that had a weighted average maturity of 65 days. The amount at risk is calculated as the value of the collateral in excess of the corresponding repurchase obligation.

Long-Term Unsecured Debt

As of June 30, 2022 and December 31, 2021, the Company had $86,199 and $85,994, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,482 and $1,687, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	June 30, 2022			December 31, 2021
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$37,750	$15,000
Annual Interest Rate	6.75%	6.000%	LIBOR+ 2.25 - 3.00%	6.75%	6.000%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted- Average Interest Rate	6.75%	6.000%	3.79%	6.75%	6.000%	2.87%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	August 1, 2026	2033 - 2035

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

Long-Term Debt Secured by Single-family Properties

On September 28, 2021, McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, entered into a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties. Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150,000. Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023. The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%. During the advance period, McLean SFR is subject to a commitment fee on the unfunded commitment if the outstanding loan balance is below certain thresholds. As of June 30, 2022 and December 31, 2021, the outstanding balance was $122,770 and $39,178, respectively, net of unamortized debt issuance costs of $237 and $264, respectively.

Through September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the excess of (i) the sum of the present value of all remaining scheduled payments of principal and interest on the principal amount of the loan being prepaid discounted using a U.S. Treasury rate over (ii) the outstanding principal balance of the loan. Subsequent to September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the outstanding principal balance plus accrued interest. On March 25, 2022, McLean SFR entered into a waiver agreement with the lender that would waive any prepayment fee determined in accordance with the prior sentence on the portion of outstanding loan balance prepaid with the sale proceeds from the potential sale of

376 SFR properties if the sale transaction is consummated by August 22, 2022 in exchange for a one-time waiver fee of 0.80% of the outstanding principal balance prepaid (See Footnote 7 - Investments in SFR Properties).

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

The Company’s agency MBS investment portfolio may include net purchase (or “net long”) positions in TBA securities, which are primarily the result of executing sequential series of “dollar roll” transactions. The Company executes dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting sale with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering, with the same counterparty, another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of relinquishing beneficial ownership of the MBS for the duration of the dollar roll (also known as “dollar roll income”). By executing a sequential series of dollar roll transactions, the Company is able to create the economic experience of investing in an agency MBS, financed with a repurchase agreement, over a period of time. Forward purchases and sales of TBA securities are accounted for as derivative instruments in the Company’s financial statements. Accordingly, dollar roll income is recognized as a component of “investment and derivative gain (loss), net” along with all other periodic changes in the fair value of TBA commitments.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(1,008)	$—	$(107)
10-year U.S. Treasury note futures	—	—	16	—
Options on U.S. Treasury note futures	—	—	4	—
TBA commitments	1,216	(879)	230	(121)
Total	$1,216	$(1,887)	$250	$(228)

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

The following table presents information about the Company’s interest rate swap agreements that were in effect as of June 30, 2022:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$130,000	1.32%	1.22%	(0.10)%	1.5	$(279)
3 to less than 10 years	100,000	1.68%	1.30%	(0.38)%	5.4	(729)
Total / weighted-average	$230,000	1.48%	1.25%	(0.23)%	3.2	$(1,008)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$50,000	0.71%	0.13%	(0.58)%	1.8	$(5)
3 to less than 10 years	100,000	0.90%	0.13%	(0.77)%	6.6	(102)
Total / weighted-average	$150,000	0.84%	0.13%	(0.71)%	5.0	$(107)

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

As of June 30, 2022, the Company had no outstanding positions of U.S. Treasury note futures. As of December 31, 2021, the Company held long positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $25,000 with a maturity date in March 2022.

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

As of June 30, 2022, the Company had no outstanding options on U.S. Treasury note futures contracts.

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

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	June 30, 2022
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS sale commitments	$(25,000)	$(22,649)	$(22,472)	$177
3.0% 30-year MBS sale commitments	(30,000)	(27,970)	(27,932)	38
3.5% 30-year MBS sale commitments	(100,000)	(95,486)	(96,172)	(686)
4.5% 30-year MBS purchase commitments	50,000	50,121	50,195	74
4.5% 30-year MBS sale commitments	(50,000)	(50,929)	(50,195)	734
Total TBA commitments, net	$(155,000)	$(146,913)	$(146,576)	$337

	December 31, 2021
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$225,000	$229,043	$229,148	$105
2.5% 30-year MBS sale commitments	(225,000)	(229,152)	(229,148)	4
Total TBA commitments, net	$—	$(109)	$—	$109

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(282)	$(1,187)	$(573)	$(1,897)
Unrealized gains (losses), net	3,231	(13,517)	6,697	7,548
Gains (losses) realized upon early termination, net	288	(1,258)	3,449	(1,271)
Total interest rate swap gains (losses), net	3,237	(15,962)	9,573	4,380
U.S. Treasury note futures, net	—	91	(782)	2,710
Options on U.S. Treasury note futures, net	—	—	(4)	(20)
Total interest rate derivative gains (losses), net	3,237	(15,871)	8,787	7,070
TBA commitments:
TBA dollar roll income (2)	280	1,778	1,103	2,614
Other losses on TBA commitments, net	(263)	(890)	(4,969)	(10,122)
Total gains (losses) on TBA commitments, net	17	888	(3,866)	(7,508)
Total derivative gains (losses), net	$3,254	$(14,983)	$4,921	$(438)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$175,000	$75,000	$—	$(20,000)	$230,000
TBA commitments, net	—	430,000	(275,000)	—	155,000

	For the Three Months Ended June 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$675,000	$—	$—	$(150,000)	$525,000
10-year U.S. Treasury note futures	—	165,000	(120,000)	—	45,000
Purchased call options on 10-year U.S. Treasury note futures	65,200	—	(65,200)	—	—
TBA commitments, net	100,000	450,000	(550,000)	—	—

	For the Six Months Ended June 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$150,000	$145,000	$—	$(65,000)	$230,000
10-year U.S. Treasury note futures	25,000	50,000	(50,000)	(25,000)	—
Purchased call options on 10-year U.S. Treasury note futures	25,000	—	(25,000)	—	—
TBA commitments, net	—	755,000	(600,000)	—	155,000

	For the Six Months Ended June 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$450,000	$—	$(200,000)	$525,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	540,100	(320,000)	(175,100)	45,000
Purchased call options on 10-year U.S. Treasury note futures	—	65,200	(65,200)	—	—
TBA commitments, net	—	1,365,000	(1,365,000)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	June 30, 2022	December 31, 2021
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$4,084	$4,174
U.S. Treasury note futures (cash initial margin)	—	375
Repurchase agreements	539	—
Total cash collateral posted, net	$4,623	$4,549

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of June 30, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$1,216	$—	$1,216	$(879)	$—	$337
Total derivative instruments	1,216	—	1,216	(879)	—	337
Total assets	$1,216	$—	$1,216	$(879)	$—	$337
Liabilities:
Derivative instruments:
Interest rate swaps	$1,008	$—	$1,008	$—	$(1,008)	$—
TBA commitments	879	—	879	(879)	—	—
Total derivative instruments	1,887	—	1,887	(879)	(1,008)	—
Repurchase agreements	329,994	—	329,994	(329,994)	—	—
Total liabilities	$331,881	$—	$331,881	$(330,873)	$(1,008)	$—

	As of December 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$230	$—	$230	$(105)	$—	$125
10-year U.S. Treasury note futures	16	—	16	—	—	16
Options on U.S. Treasury note futures	4	—	4	—	—	4
Total derivative instruments	250	—	250	(105)	—	145
Total assets	$250	$—	$250	$(105)	$—	$145
Liabilities:
Derivative instruments:
Interest rate swaps	$107	$—	$107	$—	$(107)	$—
TBA commitments	121	—	121	(105)	—	16
Total derivative instruments	228	—	228	(105)	(107)	16
Repurchase agreements	446,624	—	446,624	(446,624)	—	—
Total liabilities	$446,852	$—	$446,852	$(446,729)	$(107)	$16

(1)
Does not include the fair value amount of financial instrument collateral pledged in respect of repurchase agreements that exceeds the associated liability presented in the consolidated balance sheets.
(2)
Does not include the amount of cash collateral pledged in respect of derivative instruments and repurchase agreements that exceeds the associated liability presented in the consolidated balance sheets.

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

Credit securities – The Company's investments in commercial MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company's investments in commercial MBS include quoted prices for similar assets in recent market transactions and estimates obtained from third-party sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for securities with similar characteristics. The Company reviews the third-party fair value estimates and performs procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as an internally derived discounted future cash flow measurement. The Company’s investments in a non-agency MBS collateralized by a pool of business purpose residential mortgage loans and ABS collateralized by residential solar panel loans are classified within Level 3 of the fair value hierarchy.

To measure the fair value of the Company’s non-agency MBS investment secured by a pool of business purpose residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business purpose residential mortgage loans that serve as collateral, including loan-level probabilities of default and loss-given-default. As of June 30, 2022 and December 31, 2021, the remaining population of business purpose residential mortgage loans serving as collateral to the Company's non-agency MBS investment represented less than 10% of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business purpose residential mortgage loans as of dates indicated:

	June 30, 2022	December 31, 2021
Annualized default rate	81.6%	77.7%
Loss-given-default	13.8%	15.8%

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

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy. To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate. The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of June 30, 2022, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 6.6%, respectively. As of December 31, 2021, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 5.6%, respectively.

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

As of June 30, 2022 and December 31, 2021, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of business purpose residential mortgage loans based upon the fair value of the mortgage loans of the VIE. As of December 31, 2021, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained. The business purpose residential mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy. To measure the fair value of the business purpose residential mortgage loans of the consolidated VIE as of June 30, 2022 and December 31, 2021, the Company used significant judgment to develop assumptions about the future performance of each business purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default. As of June 30, 2022 and December 31, 2021, the remaining population of business purpose residential mortgage loans represented less than 10% of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the business purpose residential mortgage loans of the Company’s consolidated VIE as of the periods indicated:

	June 30, 2022	December 31, 2021
Probability of default	85.5%	66.2%
Loss-given-default	6.8%	8.6%

As of June 30, 2022, the Company measured the fair value of both the residential mortgage loans and the debt obligations of its consolidated VIE of residential mortgage loans based upon the fair value of the debt obligations as the fair value of the debt securities issued by the VIE were more observable to the Company than the fair value of the underlying mortgage loans.

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

The residential mortgage loans and the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans (held by the Company as investments and eliminated against the associated debt of the VIE in consolidation) are classified within Level 3 of the fair value hierarchy. To measure the fair value of the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments. The significant unobservable inputs to the fair value measurement include the estimated rate of prepayment, rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument. The following table presents the weighted-average of the significant inputs to the fair value measurement of the subordinate and excess interest-only debt obligations of its consolidated VIE of residential mortgage loans as of June 30, 2022:

	Subordinate Debt Obligation	Excess Interest-Only Debt Obligations
Annualized voluntary prepayment rate	18.5%	18.5%
Annualized default rate	0.5%	0.5%
Loss-given-default	17.5%	17.5%
Discount rate	7.3%	17.7%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of the periods indicated:

	June 30, 2022	December 31, 2021
Discount rate	8.0%	9.0%
Annualized prepayment rate	7.1%	10.1%
Annual per-loan cost of servicing (current loans)	$65.00	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return. Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty. The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs. As of June 30, 2022 and December 31, 2021, the present value of the expected incentive fee payment reflected in fair value of the Company’s MSR financing receivables was $11,511 and $3,820, respectively.

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

Other

Long-term unsecured debt - As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s long-term unsecured debt was $86,199 and $85,994, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $81,350 and $84,821 as of June 30, 2022 and December 31, 2021, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Long-term debt secured by single-family properties – As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s long-term debt secured by single-family properties was $122,770 and $39,178, respectively, net of unamortized debt issuance costs. As of June 30, 2022 and December 31, 2021, the Company’s estimate of the fair value of its long-term debt secured by single-family properties was $112,019 and $38,562, respectively. The Company’s long-term debt secured by single-family properties is classified within Level 3 of the fair value hierarchy.

Investments in equity securities of publicly-traded companies – As of June 30, 2022 and December 31, 2021, the Company had investments in equity securities of publicly-traded companies at fair value of $511 and $5,267, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of June 30, 2022 and December 31, 2021, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $5,235 and $7,388, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of June 30, 2022, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 97 percent, 15 percent, and 16 percent, respectively. As of December 31, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$382,357	$—	$382,357	$—
MSR financing receivables	120,260	—	—	120,260
Loans	29,484	—	—	29,484
Credit securities	113,419	—	99,901	13,518
Mortgage loans of consolidated VIEs	225,004	—	—	225,004
Derivative assets	1,216	—	1,216	—
Other assets	5,746	511	—	5,235
Financial liabilities:
Secured debt of consolidated VIEs	205,497	—	193,976	11,521
Derivative liabilities	1,887	—	1,887	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$483,927	$—	$483,927	$—
MSR financing receivables	125,018	—	—	125,018
Loans	29,697	—	—	29,697
Credit securities	26,222	—	—	26,222
Mortgage loans of consolidated VIE	7,442	—	—	7,442
Derivative assets	250	20	230	—
Other assets	12,655	5,267	—	7,388
Financial liabilities:
Secured debt of consolidated VIE	508	—	—	508
Derivative liabilities	228	—	228	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$463,318	$157,714	$195,767	$166,428
Net (loss) gain included in "Investment and derivative gain (loss), net"	(13,599)	(1,183)	1,616	5,135
Additions from consolidation of VIEs	—	—	276,594	—
Transfers to real estate owned by consolidated VIE	(199)	—	(199)	—
Purchases	18,032	72,669	21,219	93,013
Sales	(12,406)	(1,662)	(12,406)	(1,662)
Payments, net	(64,763)	(22,764)	(95,381)	(59,540)
Accretion (amortization) of discount (premium), net	3,118	1,955	6,291	3,355
Ending balance	$393,501	$206,729	$393,501	$206,729
Net unrealized (losses) gains included in earnings for the period for Level 3 assets still held at the reporting date	$(13,037)	$(1,108)	$2,647	$5,215

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$13,615	$611	$508	$576
Net (gain) loss included in "Investment and derivative gain (loss), net"	(1,081)	29	(1,332)	(10)
Additions from consolidation of VIEs	—	—	14,278	—
Payments, net	(936)	—	(1,796)	—
(Amortization) accretion of (premium) discount, net	(77)	—	(137)	74
Ending balance	$11,521	$640	$11,521	$640
Net unrealized (gains) losses included in earnings for the period for Level 3 liabilities still held at the reporting date	$(1,081)	$29	$(1,332)	$(10)

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

As of June 30, 2022, the Company had estimated federal net operating loss (“NOL”) carryforwards of $167,491 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $152,903 have no expiration period. For the NOL carryforwards that have no expiration period, the Company is limited to utilizing NOL carryforwards to 80% of the taxable income in any one year. As of June 30, 2022, the Company had estimated federal net capital loss (“NCL”) carryforwards of $171,835 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $3,763 in 2022, $110,323 in 2023, $13,036 in 2026 and $44,713 in 2027. The Company’s estimated NOL and NCL carryforwards as of June 30, 2022 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

The Company and certain subsidiaries have made joint elections to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three months ended June 30, 2022 and 2021, the Company recognized a provision (benefit) for income taxes of $802 and $(76), respectively, on the pre-tax net income of its TRSs. For the six months ended June 30, 2022 and 2021, the Company recognized a provision for income taxes of $3,089 and $322, respectively, on the pre-tax income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of June 30, 2022 and December 31, 2021, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2022	2021	2022	2021
Basic weighted-average common shares outstanding	28,766	33,066	29,296	33,123
Performance share units, unvested restricted stock units, and unvested restricted stock	—	—	—	—
Diluted weighted-average common shares outstanding	28,766	33,066	29,296	33,123
Net loss attributable to common stock	$(400)	$(7,782)	$(3,843)	$(14,545)
Basic loss per common share	$(0.01)	$(0.24)	$(0.13)	$(0.44)
Diluted loss per common share	$(0.01)	$(0.24)	$(0.13)	$(0.44)

The diluted loss per share for the three and six months ended June 30, 2022 did not include the antidilutive effect of 534,170 and 508,274 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively. The diluted loss per share for the three and six months ended June 30, 2021 did not include the antidilutive effect of 358,127 and 310,769 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 15. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of June 30, 2022 and December 31, 2021, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

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

During the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were no issuances of common stock under the common equity distribution agreements.

As of June 30, 2022, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Common Share Repurchase Program

On July 31, 2020, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to 18,000,000 shares of Class A common stock (the "Repurchase Program"). Repurchases under the Repurchase Program may be made from time to time on the open market and in private transactions at management’s discretion in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of Class A common stock to be repurchased will depend upon market conditions and other factors. The Repurchase Program is funded using the Company’s cash on hand and cash generated from operations. The Repurchase Program has no expiration date and may be suspended or terminated at any time without prior notice.

During the three and six months ended June 30, 2022, the Company repurchased 947,570 and 1,957,136 shares of Class A common stock for a total purchase price of $3,242 and $6,739, respectively. During the year ended December 31, 2021, the Company repurchased 3,242,371 shares of Class A common stock for a total purchase price of $12,475. As of June 30, 2022, there remain available for repurchase 11,033,142 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock to date in 2022.

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

During the three and six months ended June 30, 2022, the Company repurchased 72,363 shares of Series C Preferred Stock for a total purchase price of $1,749. There were no shares of Series C Preferred Stock repurchased by the Company during the year ended December 31, 2021.

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

During the six months ended June 30, 2022, the Company issued 6,058 shares of Series B Preferred Stock at a weighted average public offering price of $24.87 per share for proceeds net of selling commissions and expenses of $149 under the Series B preferred equity distribution agreement. There were no issuances of Series B Preferred Stock during the three months ended June 30, 2022. During the year ended December 31, 2021, the Company issued 37,337 shares of Series B preferred stock at a weighted average public offering price of $24.99 per share for proceeds net of selling commissions and expenses of $919 under the Series B preferred equity distribution agreement. As of June 30, 2022, the Company had 1,602,566 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

Shareholder Rights Agreement

On June 1, 2009, the Board of Directors approved a shareholder rights agreement (“Rights Plan”) and the Company’s shareholders approved the Rights Plan at its annual meeting of shareholders on June 2, 2010. On April 9, 2018, the Board of Directors approved a first amendment to the Rights Plan (“First Amendment”) to extend the term for an additional three years and the Company’s shareholders approved the First Amendment at its annual meeting of shareholders on June 14, 2018. On April 11, 2022, the Board of Directors approved a second amendment to the Rights Plan (“Second Amendment”) to further extend the term until June 4, 2025 and the Company's shareholders approved the Second Amendment at its annual meeting of shareholders on June 16, 2022. The Second Amendment also decreased the Purchase Price (as defined under the Rights Plan) from $70.00 to $21.30.

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

The Rights Plan, as amended by the Second Amendment, and any outstanding rights will expire at the earliest of (i) June 4, 2025, (ii) the time at which the rights are redeemed or exchanged pursuant to the Rights Plan, (iii) the repeal of Section 382 and 383 of the Internal Revenue Code or any successor statute if the Board of Directors determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, or (iv) the beginning of a taxable year to which the Board of Directors determines that no applicable tax benefits may be carried forward.

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

Under the 2021 Plan, a maximum number of 5,256,076 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2021 Plan, were authorized for issuance and may be issued to employees, directors, consultants, advisors and independent contractors who provide bona fide services to the Company and its affiliates. If an award under the 2021 Plan or Prior Plans is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award, those shares will be available for future grants under the 2021 Plan. In addition, shares delivered or withheld for tax obligations arising from an award, other than a stock option or stock appreciation right (“SAR”), will be available for future grants under the 2021 Plan. As of June 30, 2022, 4,350,695 shares remained available for issuance under the 2021 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for the settlement of outstanding performance-based stock awards and dividend equivalents for such awards. If these outstanding performance-based stock awards are earned at “target” level performance, an additional 1,939,009 shares would be issued resulting in 2,411,686 shares remaining available for issuance under the 2021 Plan as of June 30, 2022.

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

Performance-based Stock Awards

The Company has granted performance-based RSUs and performance stock units (collectively, “Performance-based Stock Awards”) to employees of the Company that are convertible into shares of Class A common stock following the achievement of performance goals over the applicable performance periods. Compensation costs for Performance-based Stock Awards subject to nonmarket-based performance conditions (i.e., performance not predicated on changes in the Company’s stock price) are measured at the closing stock price on the dates of grant, adjusted for the probability of achieving certain benchmarks included in the performance metrics. These initial cost estimates are recognized as expense over the requisite performance periods, as adjusted for changes in estimated, and ultimately actual, performance and forfeitures. Compensation costs for components of Performance-based Stock Awards subject to market-based performance conditions (i.e., performance predicated on changes in the Company’s stock price) are measured at the dates of grant using a Monte Carlo simulation model which incorporates into the valuation the inherent uncertainty regarding the achievement of the market-based performance metrics. These initial valuation amounts are recognized as expense over the requisite performance periods, subject only to adjustments for changes in estimated, and ultimately actual, forfeitures.

During the six months ended June 30, 2022 and 2021, the Compensation Committee granted Performance-based Stock Awards with performance goals based on (i) the compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“Absolute TSR Awards”), (ii) the compound annualized total shareholder return relative to a peer index during the applicable performance period (“Relative TSR Awards”), (iii) the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value Awards”), and (iv) the share price of the Company's common stock during the applicable performance period ("Stock Price Awards"). In addition, the Compensation Committee granted Performance-based Stock Awards in prior years with performance goals based on annual return on equity during the applicable performance period ("ROE Awards").

The Compensation Committee of the Board of Directors of the Company approved the following Performance-based Stock Award grants for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Absolute TSR Awards granted	174,581	90,711
Absolute TSR Award grant date fair value per share	$6.03	$6.89
Relative TSR Awards granted	87,291	47,710
Relative TSR Award grant date fair value per share	$5.83	$6.55
Book Value Awards granted	103,000	—
Book Value Award grant date fair value per share	$3.37	$—
Stock Price Awards granted	1,225,490	—
Stock Price Award grant date fair value per share	$1.72	$—

For the Company’s Book Value Awards and ROE Awards, the grant date fair value per share is based on the close price on the date of grant. For the Company’s Absolute TSR Awards, Relative TSR Awards and Stock Price Awards, the grant date fair value per share is based on a Monte Carlo simulation model. The following assumptions, determined as of the date of grant, were used in the Monte Carlo simulation model to measure the grant date fair value per share of the Company’s Absolute TSR Awards, Relative TSR Awards and Stock Price Awards for the periods indicated:

	Absolute TSR Awards		Relative TSR Awards		Stock Price Awards
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Closing stock price on date of grant	$3.58	$4.08	$3.58	$4.08	$3.06	$—
Beginning average stock price on date of grant (1)	$3.60	$4.07	$3.60	$4.07	N/A	$—
Expected volatility (2)	69.20%	69.27%	69.20%	69.27%	51.17%	—
Dividend yield (3)	0.00%	0.00%	0.00%	0.00%	0.00%	—
Risk-free rate (4)	1.01%	0.34%	1.01%	0.34%	2.97%	—
Discount for illiquidity (5)	0.00%	0.00%	0.00%	0.00%	8.42%	—

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
(5)
Based on restriction on ability to sell vested awards for one year after vesting.

The vesting of the Performance-based Stock Awards is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee.

For Absolute TSR Awards and Relative TSR Awards granted during the six months ended June 30, 2022 and 2021, the Compensation Committee established a three-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of the Absolute TSR Awards and Relative TSR Awards granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Absolute TSR Awards and Relative TSR Awards are earned. Upon settlement, vested Absolute TSR Awards and Relative TSR Awards are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For Book Value Awards granted during the six months ended June 30, 2022, the Compensation Committee established a one-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 100% of the number of Book Value Awards granted, depending on performance results. Any Book Value Awards earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original Book Value Award grant date subject to continued employment under the terms of the award agreement. If the threshold level of the annual performance goal is not achieved, no Book Value Awards are earned.

For Stock Price Awards granted during the six months ended June 30, 2022, the Compensation Committee established a three-year performance period. If the market price of the Company's common stock is equal to or greater than a stock price performance goal for 45 consecutive trading days at any time during the performance period, between 75% to 300% of the number of Stock Price Awards are earned and converted into an equal number of shares of restricted stock that will vest ratably over a three-year period beginning on the third anniversary of the date of grant subject to continued employment under the terms of the award of the agreement. If the minimum threshold level of stock price performance goals are never achieved, no awards are earned.

For the ROE Awards granted in prior years, the Compensation Committee established a one-year performance period. Any ROE Awards earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE Award grant date subject to continued employment under the terms of the award agreement. If the threshold level of the annual performance goal is not achieved, no ROE Awards are earned.

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

For the six months ended June 30, 2022 and 2021, the Company recognized $565 and $182, respectively, of compensation expense related to Performance-based Stock Awards. As of June 30, 2022, the Company had 1,939,009 Performance-based stock awards outstanding. As disclosed above, the actual number of shares of common stock that could be issued for settlement of the Performance-based shares can be greater or less than the amount of Performance-based shares outstanding depending upon the actual results compared to the performance goals. As of June 30, 2022 and December 31, 2021, the Company had unrecognized compensation expense related to Performance-based Stock Awards of $3,986 and $878, respectively. The unrecognized compensation expense as of June 30, 2022 is expected to be recognized over a weighted average period of 3.61 years. For Absolute TSR Awards, Relative TSR Awards and Book Value Awards that had performance measurement periods ending during the six months ended June 30, 2022 and 2021, none of the performance measures were met and therefore no awards were earned or vested during those periods. For the six months ended June 30, 2022 and 2021, there were 0 and 82,124 ROE Awards, respectively, including dividend equivalents, that were earned and converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE Award grant date.

Employee Restricted Stock Awards

Compensation costs for restricted stock awards subject only to service conditions are measured at the closing stock price on the dates of grant and are recognized as expense on a straight-line basis over the requisite service periods for the awards, as adjusted for changes in estimated, and ultimately actual, forfeitures.

The Company grants restricted common shares to employees that either vest ratably over a three-year period or cliff vest at the end of a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2020	547,688	$4.89	1.5
Granted	365,592	3.89	—
Conversion of ROE Awards	82,124	5.65	—
Forfeitures	(22,000)	6.54	—
Vestitures	(214,369)	5.89	—
Share Balance as of December 31, 2021	759,035	4.16	1.5
Granted	384,291	3.42	—
Forfeitures	(12,167)	3.57	—
Share Balance as of June 30, 2022	1,131,159	$3.91	1.3

For the six months ended June 30, 2022 and 2021, the Company recognized $988 and $604, respectively, of compensation expense related to restricted stock awards. As of June 30, 2022 and December 31, 2021, the Company had unrecognized compensation expense related to restricted stock awards of $2,129 and $1,847, respectively. The unrecognized compensation expense as of June 30, 2022 is expected to be recognized over a weighted average period of 1.3 years. For the six months ended June 30, 2022 and 2021, there were no restricted stock awards that vested.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued during the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

Employee Restricted Stock Units

In connection with the announcement in June 2019 that the Company’s Executive Chairman would retire on December 31, 2019 from all positions with the Company, including its Board of Directors, the Company and its Executive Chairman entered into a consulting agreement to provide consulting services through January 1, 2022. Pursuant to the consulting agreement, the Company granted the Executive Chairman 87,847 RSUs with a grant date fair value of $6.83 per share. The grant date fair value of the award was based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. The RSUs were scheduled to vest equally on each of January 1, 2020, July 1, 2020, January 1, 2021, July 1, 2021 and January 1, 2022, subject to the individual’s continued employment through December 31, 2019 and providing consulting services through January 1, 2022. Upon vesting, the RSUs were convertible into shares of Class A common stock. The RSUs did not have any voting rights, and no dividends were paid on outstanding RSUs. Instead, dividend equivalents were accrued on outstanding RSUs, deemed invested in shares of Class A common stock and were paid out in shares of Class A common stock on the vesting date.

For the six months ended June 30, 2022 and 2021, the Company recognized $0 and $54, respectively, of compensation expense related to employee restricted stock units. For the six months ended June 30, 2022 and 2021, the intrinsic value of RSUs that were converted into shares of Class A common stock were $73 and $74, respectively. As of June 30, 2022 and December 31, 2021, the Company had 0 and 20,455, respectively, of employee restricted stock units outstanding.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded to non-employee directors vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2021 Plan, 2014 Plan, and certain of the Prior Plans, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under certain Prior Plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The non-employee director RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of June 30, 2022 and December 31, 2021, the Company had 548,272 and 415,822, respectively, of non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	Six Months Ended June 30,
	2022	2021
RSUs granted	132,450	98,035
Grant date fair value	$3.02	$4.08

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the six months ended June 30, 2022 and 2021, the Company recognized $200 and $200, respectively, of director fees related to these RSUs. There were no non-employee director RSUs that were converted into shares of Class A common stock for the six months ended June 30, 2022 and 2021.

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

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent Quarterly Reports on Form 10-Q.
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
•
other market developments.

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 3.01% as of June 30, 2022, a 67 basis point increase from the prior quarter end. The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury remained relatively flat at six basis points as of June 30, 2022. The spread between the current coupon agency MBS and the 10-year swap rate widened 21 basis points during the second quarter of 2022. Residential mortgage rates increased significantly evidenced by the Fannie Mae average primary mortgage rate increasing by 103 basis points during the second quarter to 5.70% as of June 30, 2022. The rate of inflation continued to increase significantly with the Consumer Price Index rising 9.1% for the twelve month period ending June 30, 2022, the largest increase in over 40 years with the indices for energy and food being the largest contributors.

In order to address the significantly rising inflation, the U.S. Federal Reserve has taken actions with the objective of lowering inflation by significantly raising interest rates. At its May 4, 2022 meeting, the Federal Open Market Committee (“FOMC”) decided to raise its target range for the federal funds rate by 50 basis points to a range of 0.75% to 1.00% and also announced that it will begin reducing its holdings of Treasury securities and agency MBS starting June 1, 2022. At its June 15, 2022 meeting, the FOMC decided to raise its target range for the federal funds rate by an additional 75 basis points to a range of 1.50% to 1.75%. At its July 27, 2022 meeting, the FOMC decided to raise its target range for the federal funds rate by an additional 75 basis points to a range of 2.25% to 2.50% and that it anticipates ongoing increases in the target range will be appropriate. Subsequent to the July 27, 2022 FOMC meeting, the market is expecting additional hikes totaling approximately 100 basis points in the next six months followed by rate cuts beginning in 2023 based on federal funds futures.

Prepayment speeds in the fixed-rate residential mortgage market decreased during the second quarter of 2022 primarily due to the rise in the primary mortgage rate driven by the increase in the 10-year U.S. Treasury rate. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, decreased during the second quarter of 2022 as a result of declining prepayment concerns. The spread between the market yield on agency MBS and benchmark interest rates widened during the second quarter of 2022 resulting in agency MBS underperforming relative to interest rate hedges. Conversely, valuation multiples of MSRs increased during the second quarter of 2022 driven primarily by declining prepayment speed expectations.

Housing prices continued to strengthen significantly as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 19.7% annual gain in May 2022 with price gains the strongest in the south and southeast. The strong gains in housing continue to be driven by favorable supply demand dynamics as the low supply of homes for sale and new housing starts has been insufficient to meet the growing demand for housing driven by overall population growth, low mortgage rates, inflationary pressures as well as the impact of the COVID-19 pandemic increasing the number of potential home buyers moving from urban apartments to suburban homes. However, as the Federal Reserve ratchets up interest rates and housing affordability declines, ongoing support for extraordinary home price appreciation may not continue for much longer.

The following table presents certain key market data as of the dates indicated:

	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	Change - Second Quarter 2022

30-Year FNMA Fixed Rate MBS (1)
2.0%	$100.98	$100.38	$99.72	$92.63	$86.77	$(5.86)
2.5%	103.41	103.22	102.09	95.20	89.89	(5.31)
3.0%	104.22	104.67	103.64	97.55	93.11	(4.44)
3.5%	105.27	105.83	105.32	99.75	96.17	(3.58)
4.0%	106.54	107.17	106.41	101.58	98.62	(2.96)
4.5%	107.63	108.16	107.22	103.25	100.39	(2.86)

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	39 bps	46 bps	49 bps	108 bps	129 bps	21 bps

30 Year Fixed Mortgage Rate
Freddie Mac Average Primary Mortgage Rate	2.98%	3.01%	3.11%	4.67%	5.70%	103 bps

U.S. Treasury Rates ("UST")
2-year UST	0.25%	0.28%	0.73%	2.33%	2.95%	62 bps
5-year UST	0.89%	0.96%	1.26%	2.46%	3.04%	58 bps
10-year UST	1.47%	1.49%	1.51%	2.34%	3.01%	67 bps
2-year UST to 10-year UST spread	122 bps	121 bps	78 bps	1 bps	6 bps	5 bps

Interest Rate Swap Rates
2-year swap	0.33%	0.38%	0.94%	2.55%	3.28%	73 bps
5-year swap	0.96%	1.05%	1.37%	2.52%	3.08%	56 bps
10-year swap	1.44%	1.51%	1.58%	2.41%	3.09%	68 bps
2-year swap to 2-year UST spread	8 bps	10 bps	21 bps	22 bps	33 bps	11 bps
10-year swap to 10-year UST spread	-3 bps	2 bps	7 bps	7 bps	8 bps	1 bps

London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	0.10%	0.08%	0.10%	0.45%	1.79%	134 bps
3-month LIBOR	0.15%	0.13%	0.21%	0.96%	2.29%	133 bps
SOFR	0.05%	0.05%	0.05%	0.29%	1.50%	121 bps

(1)
Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

Elimination of LIBOR

On March 5, 2021, the FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021 announcement of LIBOR's administrator, the IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based financial instruments that extend beyond June 30, 2023 will need to be converted to a replacement rate.

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

We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of June 30, 2022, these financial instruments include interest rate swap agreements and preferred stock and unsecured notes issued by us.

As of June 30, 2022, we had $200 million notional amount of interest rate swaps outstanding that expire after June 30, 2023 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”). The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not originally designed to cover a permanent discontinuation of LIBOR. On October 23, 2020, ISDA amended its rules to provide LIBOR fallback protocols and provisions for bilateral interest rate swap agreements, including defining the LIBOR cessation triggering events and robust fallback provisions. Under the fallback provisions, the existing contractual rate based on LIBOR rate would fall back to a rate based on SOFR adjusted for the difference in tenor plus a spread adjustment for the historical differences between the two rates. On January 25, 2021, the CME amended its Rulebook to incorporate ISDA’s LIBOR fallback provisions for both new and legacy centrally cleared interest rate swap agreements.

As of June 30, 2022, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period. The indenture governing the junior subordinated notes are governed by New York law and would likely be subject to the fallback rate provisions of the New York LIBOR Legislation.

As of June 30, 2022, we had 1,044,671 shares of Series C Preferred Stock outstanding with a liquidation preference of $26.1 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for us to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. Notwithstanding the preceding section of this paragraph, if we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. If the calculation agent determines that there is not an accepted substitute or successor base rate, then the calculation agent will follow the original fallback language.

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

Portfolio Overview

The following table summarizes our asset and capital allocation of our investment strategies as of June 30, 2022 (dollars in thousands):

	June 30, 2022
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$120,260	$120,260	41%	0.5
Single-family residential properties	182,783	64,605	22%	1.9
Credit investments (3)	168,432	63,058	21%	1.7
Agency MBS (4)	235,781	48,102	16%	4.0
Total invested capital	$707,256	296,025	100%
Cash and other corporate capital		5,486
Total investable capital		$301,511		1.6

(1)
Our investable capital is calculated as the sum of our shareholders’ equity capital plus accumulated depreciation of our single-family residential properties and long-term unsecured debt.

(2)
Our leverage is measured as the ratio of the sum of our repurchase agreement financing, long-term debt secured by single-family properties, net payable or receivable for unsettled securities, net contractual forward purchase or sale price of our TBA commitments and leverage within our MSR financing receivables less our cash and cash equivalents compared to our investable capital.
(3)
Includes our net investment of $25,529 in VIEs with gross assets and liabilities of $231,301 and $205,772, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Agency MBS assets include the fair value of the agency MBS which underlie the Company's TBA forward purchase and sale commitments. In accordance with GAAP, the Company's TBA forward commitments are reflected on the consolidated balance sheets as derivative assets and liabilities at fair value in the financial statement line items "other assets" and "other liabilities". As of June 30, 2022, the fair value of the underlying agency MBS that underlie the Company's net short position in TBA commitments had a fair value of $(146,576) with a net carrying value of $337.

MSR Financing Receivables

As of June 30, 2022, we had $120.3 million of MSR financing receivable investments at fair value. We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty. The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly. The transactions are accounted for as a financing receivable in our consolidated financial statements. The following tables present further information about our MSR financing receivable investments as of June 30, 2022 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$74,866	$45,394	$120,260

(1)
Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$176,408	$(60,868)	$2,348	$13,883	$(11,511)	$120,260	0.51

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$12,057,248	3.04%	0.25%	18 months	1.35%	5.38	$162,449
Freddie Mac	1,015,899	3.66%	0.25%	17 months	1.37%	5.50	13,959
Total/weighted-average	$13,073,147	3.09%	0.25%	18 months	1.35%	5.39	$176,408

(1)
Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Credit Investment Portfolio

As of June 30, 2022, our credit investment portfolio was primarily comprised of a $29.5 million commercial mortgage loan secured by a first lien position in healthcare facilities and $138.9 million in non-agency MBS or ABS investments collateralized by commercial mortgage loans, pools of business purpose residential mortgage loans, residential mortgage loans and residential solar panel loans, including a $25.5 million net investment in VIEs consolidated for GAAP financial reporting purposes. The following table presents further information about our credit investments as of June 30, 2022 (dollars in thousands):

	Fair Value (1)	Market Price	Leverage
Commercial MBS	$99,901	$99.90	5.6
Commercial mortgage loan	29,484	100.00	2.3
Residential MBS - interest-only (2)	19,255	8.12	—
Residential MBS (2)	1,082	67.11	—
Business purpose residential MBS (3)	15,683	93.51	—
Residential solar panel loan ABS	3,027	59.81	—
Total/weighted-average	$168,432		1.7

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
(3)
Residential MBS – interest-only and residential MBS, in combination, reflect our net investment at fair value of $20,337 in a VIE with gross assets and liabilities of $225,836 and $205,499, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Includes our net investment of $5,192 in a VIE with gross assets and liabilities of $5,465 and $273, respectively, that is consolidated for GAAP financial reporting purposes.

SFR Rental Properties

The following tables present further information about our SFR rental properties as of June 30, 2022 (dollars in thousands):

Market	Number of Properties	Gross Book Value	Average Gross Book Value	Average Square Feet	Average Year Built
Atlanta, GA	102	$34,458	$338	2,209	2008
Dallas, TX	88	30,920	351	1,915	2014
Huntsville, AL	86	28,510	332	2,306	2015
Tulsa, OK	103	27,130	263	1,762	2016
Birmingham, AL	69	18,606	270	1,690	2017
Kansas City, MO	52	15,510	298	1,944	2008
Memphis, TN	49	14,421	294	1,890	2006
Charlotte, NC	37	13,228	358	1,920	2010
Total/weighted average	586	$182,783	$312	1,971	2012

Status of Property	Number of Properties	Gross Book Value
In rehabilitation	38	$12,693
In marketing	97	31,455
Leased not yet occupied	1	247
Leased and occupied	450	138,388
Total	586	$182,783

As of June 30, 2022, we also had commitments to acquire 25 properties for an aggregate purchase price of $9.0 million.

As of June 30, 2022, we had a commitment pursuant to a purchase and sale agreement to sell 376 of our properties for $131.9 million with an expected closing date of August 19, 2022. As of June 30, 2022, the 376 properties have an investment cost basis of $113.0 million, net of accumulated depreciation of $1.3 million.

Agency MBS Investment Portfolio

Our agency MBS consisted of the following as of June 30, 2022 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.5%	$68,634	$(844)	$67,790	$(1,440)	$66,350	$96.67	3.50%	9.2
4.0%	202,817	1,253	204,070	(3,191)	200,879	99.04	4.00%	9.0
4.5%	114,419	(9)	114,410	710	115,120	100.61	4.50%	8.1
5.5%	8	—	8	—	8	107.89	5.50%	5.7
Total/weighted-average	$385,878	$400	$386,278	$(3,921)	$382,357	$99.09	4.06%	8.8

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$136,673	$1,178	$137,851	$(2,391)	$135,460	$99.11	4.00%	8.8
Freddie Mac	249,205	(778)	248,427	(1,530)	246,897	99.07	4.09%	8.8
Total/weighted-average	$385,878	$400	$386,278	$(3,921)	$382,357	$99.09	4.06%	8.8

The annualized prepayment rate for our agency MBS was 8.40% for the three months ended June 30, 2022. As of June 30, 2022, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 37% and 29% in specified pools of high loan-to-value and low balance loans, respectively, while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.34 of a percentage point as of June 30, 2022.

Our agency MBS investment portfolio may also include net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In addition to transacting in net long positions in TBA securities for investment purposes, we may also, from time to time, transact in net sale (or “net short”) positions in TBA securities for the purpose of economically hedging a portion of the sensitivity of the fair value of our investments in agency MBS to changes in interest rates. In accordance with GAAP, we account for our net long and net short TBA positions as derivative instruments. Information about our net long and net short TBA positions as of as of June 30, 2022 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
2.5% 30-year MBS sale commitments	$(25,000)	$(22,649)	$(22,472)	$177
3.0% 30-year MBS sale commitments	(30,000)	(27,970)	(27,932)	38
3.5% 30-year MBS sale commitments	(100,000)	(95,486)	(96,172)	(686)
4.5% 30-year MBS purchase commitments	50,000	50,121	50,195	74
4.5% 30-year MBS sale commitments	(50,000)	(50,929)	(50,195)	734
Total net long (short) agency TBA positions	$(155,000)	$(146,913)	$(146,576)	$337

(1)
Notional amount represents the unpaid principal balance of the underlying agency MBS.
(2)
Implied cost basis represents the contractual forward price for the underlying agency MBS.
(3)
Implied fair value represents the current fair value of the underlying agency MBS.
(4)
Net carrying amount represents the difference between the implied cost basis and the implied fair value of the underlying agency MBS. This amount is reflected on the Company's consolidated balance sheets as a component of "other assets" and "other liabilities".

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of June 30, 2022, the interest rate hedging instruments that we primarily used were interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date. Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period. Information about our outstanding interest rate swap agreements in effect as of June 30, 2022 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$130,000	1.32%	1.22%	(0.10)%	1.5
3 to less than 10 years	100,000	1.68%	1.30%	(0.38)%	5.4
Total / weighted-average	$230,000	1.48%	1.25%	(0.23)%	3.2

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of June 30, 2022, we had no outstanding U.S. Treasury note futures.

Results of Operations

Net Operating Income

Net operating income primarily represents the interest and other income recognized from our investments in financial assets and rent revenues recognized from SFR properties net of the interest expense incurred from repurchase agreement financing arrangements or other short and long-term borrowing transactions and SFR property operating expenses.

Net operating income does not include TBA agency MBS dollar roll income, which we believe represents the economic equivalent of net interest income generated from our investments in non-specified fixed-rate agency MBS, nor does it include the net interest income or expense of our interest rate swap agreements, which are not designated as hedging instruments for financial reporting purposes. In our consolidated statements of comprehensive income, TBA agency MBS dollar roll income and the net interest income or expense from our interest rate swap agreements are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “investment and derivative gain (loss), net.”

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

Three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

The following table presents the summary financial information for the three and six months ended June 30, 2022 and 2021, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and other income	$8,763	$7,045	$16,169	$13,304
Rent revenues from single-family residential properties	2,137	—	3,201	—
Interest expense	(4,459)	(1,958)	(7,701)	(4,459)
Single-family residential property operating expenses	(1,915)	—	(3,446)	—
Net operating income	4,526	5,087	8,223	8,845
Investment and derivative gain (loss), net	370	(9,032)	(457)	(15,795)
General and administrative expenses	(3,787)	(3,190)	(7,071)	(5,827)
Income (loss) before income taxes	1,109	(7,135)	695	(12,777)
Income tax provision (benefit)	802	(76)	3,089	322
Net income (loss)	307	(7,059)	(2,394)	(13,099)
Dividend on preferred stock	(707)	(723)	(1,449)	(1,446)
Net loss attributable to common stock	$(400)	$(7,782)	$(3,843)	$(14,545)
Diluted loss per common share	$(0.01)	$(0.24)	$(0.13)	$(0.44)
Weighted-average diluted common shares outstanding	28,766	33,066	29,296	33,123

The following tables present our net operating income for the periods indicated, disaggregated by our investments in financial assets, investments in SFR properties and corporate and other (dollars in thousands):

	Three Months Ended June 30, 2022
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$8,763	$—	$—	$8,763
Rent revenues from single-family properties	—	2,137	—	2,137
Interest expense	(2,341)	(718)	(1,400)	(4,459)
Single-family property operating expenses	—	(1,915)	—	(1,915)
Net operating income (loss)	$6,422	$(496)	$(1,400)	$4,526

	Three Months Ended June 30, 2021
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$7,045	$—	$—	$7,045
Rent revenues from single-family properties	—	—	—	—
Interest expense	(808)	—	(1,150)	(1,958)
Single-family property operating expenses	—	—	—	—
Net operating income (loss)	$6,237	$—	$(1,150)	$5,087

	Six Months Ended June 30, 2022
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$16,169	$—	$—	$16,169
Rent revenues from single-family properties	—	3,201	—	3,201
Interest expense	(3,805)	(1,126)	(2,770)	(7,701)
Single-family property operating expenses	—	(3,446)	—	(3,446)
Net operating income (loss)	$12,364	$(1,371)	$(2,770)	$8,223

	Six Months Ended June 30, 2021
	Investments in Financial Assets	Investments in SFR Properties	Corporate and Other	Total
Interest and other income	$13,304	$—	$—	$13,304
Rent revenues from single-family properties	—	—	—	—
Interest expense	(2,158)	—	(2,301)	(4,459)
Single-family property operating expenses	—	—	—	—
Net operating income (loss)	$11,146	$—	$(2,301)	$8,845

Net Operating Income from Investments in Financial Assets

Net operating income from our investments in financial assets increased $0.2 million, or 3.2%, from $6.2 million for the three months ended June 30, 2021 to $6.4 million for the three months ended June 30, 2022. Net operating income from our investments in financial assets increased $1.3 million, or 11.7%, from $11.1 million for the six months ended June 30, 2021 to $12.4 million for the six months ended June 30, 2022. The increase from the comparative periods is primarily the result of a higher average investment balance in higher yielding MSR financing receivables.

The components of net operating income from our investments in financial assets are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2022			2021
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$280,167	$2,065	2.95%	$735,641	$2,984	1.62%
Credit investments	62,869	991	6.31%	91,858	1,770	7.71%
Mortgage loans of consolidated VIEs	262,098	1,611	2.46%	53,534	776	5.80%
MSR financing receivables	104,244	3,983	15.28%	52,075	1,390	10.68%
Other	2,297	113		4,394	125
	$711,675	8,763	4.93%	$937,502	7,045	3.01%
Repurchase agreements	$282,725	(763)	(1.07)%	$652,624	(403)	(0.24)%
Secured debt of consolidated VIEs	246,642	(1,578)	(2.56)%	38,152	(405)	(4.25)%
	$529,367	(2,341)	(1.76)%	$690,776	(808)	(0.46)%
Net interest income/spread		$6,422	3.17%		$6,237	2.55%
Levered net interest return (1)			14.09%			10.11%

	Six Months Ended June 30,
	2022			2021
	Average	Income	Yield	Average	Income	Yield
	Balance	(Expense)	(Cost)	Balance	(Expense)	(Cost)
Agency MBS	$336,192	$3,557	2.12%	$726,365	$5,768	1.59%
Credit investments	59,533	1,844	6.19%	78,199	3,039	7.77%
Mortgage loans of consolidated VIEs	226,120	2,965	2.62%	68,398	2,463	7.20%
MSR financing receivables	106,260	7,365	13.86%	33,754	1,748	10.36%
Other	3,545	438		5,318	286
	$731,650	16,169	4.42%	$912,034	13,304	2.92%
Repurchase agreements	$312,544	(1,039)	(0.66)%	$603,233	(891)	(0.29)%
Secured debt of consolidated VIEs	210,703	(2,766)	(2.63)%	53,939	(1,267)	(4.70)%
	$523,247	(3,805)	(1.45)%	$657,172	(2,158)	(0.65)%
Net interest income/spread		$12,364	2.97%		$11,146	2.27%
Levered net interest return (1)			11.87%			8.75%

(1)
Calculated as net interest income divided by the weighted average asset balance net of the weighted average secured financing balance.

The effects of changes in the composition of our investments in financial assets on net operating income are summarized below (dollars in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	vs.			vs.
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$927	$(1,846)	$(919)	$888	$(3,099)	$(2,211)
Credit investments	(700)	(79)	(779)	(1,034)	(161)	(1,195)
Mortgage loans of consolidated VIEs	(2,187)	3,022	835	(5,199)	5,701	502
MSR financing receivables	1,200	1,393	2,593	1,862	3,755	5,617
Other	48	(60)	(12)	179	(27)	152
Repurchase agreements	(585)	225	(360)	(329)	181	(148)
Secured debt of consolidated VIEs	1,043	(2,216)	(1,173)	814	(2,313)	(1,499)
	$(254)	$439	$185	$(2,819)	$4,037	$1,218

Net Operating Loss from SFR Properties

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021. The homes we acquire may require minor refurbishment prior to a tenant occupying the property. In addition, there is typically a lease marketing period prior to a new tenant occupying the home. We expect the time period between the date of settlement of the home purchase and the date the house is occupied by a tenant to average between 30 to 60 days. The timing of the earnings benefit to us will be dictated by the pace of home purchases, the level of any property level refurbishments and the length of the lease marketing period. During the period prior to a lease commencement date, we incur property costs such as real estate taxes, insurance, homeowner association fees and depreciation. For the three months ended June 30, 2022, we had rental income of $2.1 million, interest expense from long-term debt secured by the properties of $0.7 million and property operating expenses of $1.9 million, including $0.6 million of depreciation expense, for a net operating loss of $0.5 million. For the six months ended June 30, 2022, we had rental income of $3.2 million, interest expense from long-term debt secured by the properties of $1.1 million and property operating expenses of $3.5 million, including $1.3 million of depreciation expense, for a net operating loss of $1.4 million. The net operating loss for the periods are attributable to property costs incurred prior to the commencement of the leases for the newly acquired homes.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) gain on agency MBS investments, net	$(10,591)	$7,130	$(36,548)	$(22,085)
(Loss) gain on credit investments, net	(682)	225	607	1,818
Gain (loss) on MSR financing receivables	8,452	(2,021)	31,210	3,936
TBA commitments, net:
TBA dollar roll income	280	1,778	1,103	2,614
Other loss from TBA commitments, net	(263)	(890)	(4,969)	(10,122)
Total gain (loss) on TBA commitments, net	17	888	(3,866)	(7,508)
Interest rate derivatives:
Net interest expense on interest rate swaps	(282)	(1,187)	(573)	(1,897)
Other gain (loss) from interest rate derivative instruments, net	3,519	(14,684)	9,360	8,967
Total gain (loss) on interest rate derivatives, net	3,237	(15,871)	8,787	7,070
Other investments, net	(63)	617	(647)	974
Investment and derivative gain (loss), net	$370	$(9,032)	$(457)	$(15,795)

General and Administrative Expenses

General and administrative expenses increased by $0.6 million from $3.2 million for the three months ended June 30, 2021 to $3.8 million for the three months ended June 30, 2022. The increase in general and administrative expenses for the three months ended June 30, 2022 is primarily due to an increase in compensation and benefits expense primarily as a result of an increase in performance based management incentive compensation. General and administrative expenses increased by $1.3 million from $5.8 million for the six months ended June 30, 2021 to $7.1 million for the six months ended June 30, 2022.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes. As a result, for the three months ended June 30, 2022 and 2021, we recognized a provision (benefit) for income taxes of $0.8 million and $(0.1) million, respectively, on the pre-tax net income of our TRSs. For the six months ended June 30, 2022 and 2021, we recognized a provision for income taxes of $3.1 million and $0.3 million, respectively, on the pre-tax net income of our TRSs. As noted in “Non-GAAP Earnings Available for Distribution” below, our computation of non-GAAP earnings available for distribution includes a provision for income taxes on the earnings available for distribution of our TRSs. TRS earnings available for distribution is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses. In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS earnings available for distribution and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.” Below is a reconciliation of the income tax provision for TRS earnings available for distribution, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax provision for TRS earnings available for distribution	$306	$61	$535	$72
Income tax provision (benefit) for TRS investment gains (losses), net	496	(137)	2,554	250
GAAP income tax provision (benefit)	$802	$(76)	$3,089	$322

Non-GAAP Earnings Available for Distribution

In addition to the results of operations determined in accordance with GAAP, we also report a non-GAAP financial measure "earnings available for distribution" (formerly core operating income). We define earnings available for distribution as net income available to common stock determined in accordance with GAAP adjusted for the following items:

•
Plus (less) realized and unrealized losses (gains) on investments and derivatives;
•
Plus (less) income tax provision (benefit) for TRS realized and unrealized gains and losses on investments and derivatives
•
Plus TBA dollar roll income
•
Plus (less) interest rate swap net interest income (expense)
•
Plus depreciation of single-family residential properties
•
Plus stock-based compensation

Realized and unrealized gains and losses recognized with respect to our mortgage related investments and economic hedging instruments, which are reported in line item “investment and derivative gain (loss), net” of our consolidated statements of comprehensive income, other than TBA dollar roll income and interest rate swap net interest income or expense, are excluded from the computation of earnings available for distribution as such gains on losses are not reflective of the economic interest income earned or interest expense incurred from our interest-bearing financial assets and liabilities during the indicated reporting period. Because our long-term-focused investment strategy for our mortgage related investment portfolio is to generate a net spread on the leveraged assets while prudently hedging periodic changes in the fair value of those assets attributable to changes in benchmark interest rates, we generally expect the fluctuations in the fair value of our mortgage related investments and economic hedging instruments to largely offset one another over time. In addition, certain of our investments are held by our TRS which is subject to U.S. federal and state corporate income taxes. In calculating earnings available for distribution, any income tax provision or benefit associated with gains or losses on our mortgage related investments and economic hedging instruments are also excluded from earnings available for distribution.

TBA dollar roll income represents the economic equivalent of net interest income (implied interest income net of financing costs) generated from our investments in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income is generated as a result of delaying, or “rolling,” the settlement of a forward-settling purchase of a TBA agency MBS by entering into an offsetting “spot” sale with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase with the same counterparty of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the spot sale. The price discount of the forward-settling purchase relative to the contemporaneously executed spot sale reflects compensation for the interest income (inclusive of expected prepayments) that, at the time of sale, is expected to be foregone as a result of relinquishing beneficial ownership of the MBS from the settlement date of the spot sale until the settlement date of the forward purchase, net of implied repurchase financing costs. We calculate dollar roll income as the excess of the spot sale price over the forward-settling purchase price and recognize this amount ratably over the period beginning on the settlement date of the sale and ending on the settlement date of the forward purchase. In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “investment and derivative gain (loss), net.”

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

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP earnings available for distribution for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stock	$(400)	$(7,782)	$(3,843)	$(14,545)
Add (less):
Investment and derivative (gain) loss, net	(370)	9,032	457	15,795
Income tax provision (benefit) for TRS investment gain (loss)	496	(137)	2,554	250
Depreciation of single-family residential properties	604	—	1,319	—
Stock-based compensation expense	992	537	1,753	1,040
Add back:
TBA dollar roll income	280	1,778	1,103	2,614
Interest rate swap net interest expense	(282)	(1,187)	(573)	(1,897)
Non-GAAP earnings available for distribution	$1,320	$2,241	$2,770	$3,257
Non-GAAP earnings available for distribution per diluted common share	$0.05	$0.07	$0.09	$0.10
Weighted average diluted common shares outstanding	29,300	33,424	29,804	33,434

Earnings available for distribution is used by management to evaluate the financial performance of our long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as assist with the determination of the appropriate level of periodic dividends to common stockholders. In addition, we believe that earnings available for distribution assists investors in understanding and evaluating the financial performance of our long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as its earnings capacity.

A limitation of utilizing this non-GAAP financial measure is that the effect of accounting for all events or transactions in accordance with GAAP does, in fact, reflect the financial results of our business and these effects should not be ignored when evaluating and analyzing our financial results. In addition, our calculation of earnings available for distribution may not be comparable to other similarly titled measures of other companies. Therefore, we believe that earnings available for distribution should be considered as a supplement to, and in conjunction with, net income and comprehensive income determined in accordance with GAAP. Furthermore, there may be differences between earnings available for distribution and taxable income determined in accordance with the Internal Revenue Code. As a REIT, we are required to distribute at least 90% of our REIT taxable income (subject to certain adjustments) to qualify as a REIT and all of our taxable income in order to not be subject to any U.S. federal or state corporate income taxes. Accordingly, earnings available for distribution may not equal our distribution requirements as a REIT.

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

As of June 30, 2022, our debt-to-equity leverage ratio was 3.5 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio. Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, long-term debt secured by single-family properties, net payable or receivable for unsettled securities, net contractual forward price of our TBA purchase and sale commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital. Our investable capital is calculated as the sum of our stockholders’ equity plus our accumulated depreciation of our SFR properties and long-term unsecured debt. As of June 30, 2022, our “at risk” leverage ratio was 1.6 to 1.

As of June 30, 2022, our liquid assets totaled $39.5 million consisting of cash and cash equivalents of $9.6 million and settled unencumbered agency MBS of $29.9 million at fair value.

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

Cash Flows

As of June 30, 2022, our cash totaled $15.5 million, which included cash and cash equivalents of $9.6 million, restricted cash of $1.3 million, and restricted cash of consolidated VIEs of $4.6 million, representing a net decrease of $6.3 million from $21.8 million as of December 31, 2021. Cash used in operating activities of $2.6 million during the six months ended June 30, 2022 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $70.8 million during the six months ended June 30, 2022 was primarily generated by sales of agency MBS and credit securities, distributions received on our MSR financing receivables, receipt of principal payments from agency MBS and credit securities and principal receipts on loans and mortgage loans of consolidated VIEs, partially offset by purchases of new agency MBS, credit securities, MSR financing receivables and SFR properties. Cash used in financing activities of $74.5 million during the six months ended June 30, 2022 was primarily from repayments of repurchase agreements, net repayments of secured debt of consolidated VIEs, dividend payments to stockholders and from repurchases of our common stock, partially offset by proceeds from long-term debt secured by single-family properties.

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

To date, we have not had any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral. However, should we encounter increases in interest rates, prepayments or expected credit losses, margin calls on our repurchase agreements could result in a material adverse change in our liquidity position.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

June 30, 2022
Agency MBS repurchase financing:
Repurchase agreements outstanding	$224,566
Agency MBS collateral, at fair value	237,373
Net amount (1)	12,807
Weighted-average rate	1.48%
Weighted-average term to maturity	14.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$84,788
MBS collateral, at fair value	99,901
Net amount (1)	15,113
Weighted-average rate	2.81%
Weighted-average term to maturity	17.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,640
Mortgage loans collateral, at fair value	29,484
Net amount (1)	8,844
Weighted-average rate	3.77%
Weighted-average term to maturity	260.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$329,994
Mortgage investments collateral, at fair value	366,758
Net amount (1)	36,764
Weighted-average rate	1.96%
Weighted-average term to maturity	30.2 days
Maximum amount outstanding at any month-end during the period	$340,286

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties. As of June 30, 2022, we had outstanding repurchase agreement balances with seven counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of June 30, 2022, no more than 11.2% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 16.7% of our stockholders’ equity.

Long-term Debt Secured by SFR Properties

McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, is party to a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties. Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150 million. Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023. The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%. During the advance period, McLean SFR is subject to a commitment fee on the unfunded commitment if the outstanding loan balance is below certain thresholds. As of June 30, 2022, the outstanding principal balance was $123.0 million.

Through September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the excess of (i) the sum of the present value of all remaining scheduled payments of principal and interest on the principal amount of the loan being prepaid discounted using a U.S. Treasury rate over (ii) the outstanding principal balance of the loan. Subsequent to September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the outstanding principal balance plus accrued interest. On March 25, 2022, McLean SFR entered into a waiver agreement with the lender that would waive any prepayment fee determined in accordance with the prior sentence on the portion of outstanding loan balance prepaid with the sale proceeds from the potential sale of 376 SFR properties if the sale transaction is consummated by August 22, 2022 in exchange for a one-time waiver fee of 0.80% of the outstanding principal balance prepaid.

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

Long-Term Unsecured Debt

As of June 30, 2022, we had $86.2 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.5 million. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of June 30, 2022 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our 6.00% Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of June 30, 2022 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of June 30, 2022 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at our option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

As of June 30, 2022, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the FCM (dollars in thousands):

	June 30, 2022
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$230,000	$4,084

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024. As of June 30, 2022, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, we can request the mortgage servicing counterparty utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us. As of June 30, 2022, our mortgage servicing counterparty has a $75 million credit facility that is secured by its MSRs including MSRs to which our MSR financing receivables are referenced. As of June 30, 2022, we had the ability to utilize approximately 81% of our mortgage servicing counterparty’s available capacity under its credit facility. In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value pledged. Under our mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables. Draws under the facility bear interest at term SOFR plus 2.90% with a SOFR floor of 1.60% and a maturity date of April 28, 2023 with a one-year borrower extension option.

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

Under the arrangement, we are obligated to provide funds to the mortgage servicing counterparty to fund its advances of payments on the serviced pool of mortgage loans within the referenced MSR. The mortgage servicing counterparty is required to return to us any subsequent servicing advances collected or reimbursed by the GSEs. At our option, we could request the mortgage servicing counterparty to fund any servicing advances with draws under its credit facility, subject to available borrowing capacity, while we would be required to fund such financing costs.

As of June 30, 2022, our mortgage servicing counterparty has drawn $73.6 million of financing under its credit facility, including $60.9 million attributable to us, collateralized by an estimated $131.2 million of MSRs, including $108.4 million attributable to us, and $1.3 million of servicer advances, including $1.1 million attributable to us.

Investment Commitments

We are party to an investment management agreement with a third party to invest up to a minimum $65 million of capital in SFR properties. Our commitment to fund up to $65 million of capital may be reduced to $55 million to the extent we utilize debt financing to fund certain acquisitions of SFR properties. As of June 30, 2022, we have fully funded the $65 million of the capital commitment. Under the terms of the investment management agreement, if we were to terminate the commitment, we would have to pay a termination fee equal to a fixed amount less inception to date fees paid.

As of June 30, 2022, we had commitments to acquire 25 SFR properties for an aggregate purchase price of $9.0 million.

As of June 30, 2022, we are a party to a participation agreement pursuant to which we have committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, we are obligated to fund the last $30 million of advances under the revolving credit facility. As of June 30, 2022, our unfunded commitment was $29.7 million.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock. Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. As of June 30, 2022, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of June 30, 2022, we had Series B Preferred Stock outstanding with a liquidation preference of $9.5 million. The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of June 30, 2022, we had Series C Preferred Stock outstanding with a liquidation preference of $26.1 million. The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.” The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

During the six months ended June 30, 2022, we issued 6,058 shares of Series B preferred stock for proceeds net of selling commissions and expenses of $0.1 million under the Series B preferred equity distribution agreement. As of June 30, 2022, we had 1,602,566 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

As of June 30, 2022, we had estimated NOL carryforwards of $167.5 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of June 30, 2022, we also had estimated NCL carryforwards of $171.8 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of June 30, 2022 and December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of June 30, 2022 and December 31, 2021, we had consolidated for financial reporting purposes two and one, respectively, securitization trusts for which we determined that our investments provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We were not required to consolidate for financial reporting purposes any other VIEs as of June 30, 2022 and December 31, 2021, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities.

As of June 30, 2022 and December 31, 2021, we had not guaranteed any obligations of unconsolidated entities. As of June 30, 2022 and December 31, 2021, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.

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

Interest Rate Risk

We are exposed to interest rate risk in our agency MBS, MSR related asset and SFR investments. Our investments in mortgage investments are also financed with short-term borrowing facilities, such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate hedging instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate hedging instruments include interest rate swaps as well as U.S. Treasury note futures, options on U.S. Treasury note futures, and options on agency MBS.

Changes in both short- and long-term interest rates affect us in several ways, including our financial position. As interest rates rise, the value of fixed-rate agency MBS may be expected to decline, prepayment rates may be expected to decrease and duration may be expected to extend, while the values of our interest rate hedging instruments and MSR financing receivables are generally expected to increase due to lower expectations of prepayments in the referenced pools of mortgage loans. Increases in interest rates may also have an adverse impact on our SFR investments if we are unable to increase rents or acquire SFR homes with rates high enough to offset the increase in interest rates on our borrowings. In addition, an increase in interest rates could also negatively impact the value of our SFR investments as the affordability to individual home buyers would likely decrease. Conversely, if interest rates decline, the value of fixed-rate agency MBS is generally expected to increase while the value of our interest rate hedging instruments and MSR related assets are expected to decline. In addition, decreases in interest rates may lead to additional competition for the acquisition of SFR homes, which may lead to future acquisitions being more costly and resulting in lower yields. Also, our ability to obtain favorable interest rates on our financing structures may affect our SFR investment strategy. We manage our interest rate risk through investment allocation between our agency MBS and MSR related assets and the utilization of interest rate hedging instruments.

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
•
The yield curve that results from applying an instantaneous parallel decrease in interest rates may reflect an interest rate of less than 0% in certain points of the curve. The results of the analyses included in the tables below reflect the effect of these negative interest rates.
•
The analyses do not reflect an estimated changes in our income tax provision.
•
The analyses do not reflect any estimated changes in the fair value of our credit investments or SFR properties.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2022
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$382,357	$373,539	$389,927
TBA commitments	337	4,690	(3,660)
MSR financing receivables	120,260	122,446	116,918
Interest rate swaps	(1,008)	2,298	(4,314)
Equity available to common stock (1)	179,704	180,732	176,629
Equity available to common stock percent change		0.57%	(1.71)%

	June 30, 2022
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$382,357	$363,653	$396,100
TBA commitments	337	9,388	(7,055)
MSR financing receivables	120,260	124,971	113,021
Interest rate swaps	(1,008)	5,603	(7,619)
Equity available to common stock (1)	179,704	181,373	172,204
Equity available to common stock percent change		0.93%	(4.17)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.9 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of June 30, 2022.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2022
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$382,357	$380,184	$384,530
TBA commitments	337	1,365	(690)
Equity available to common stock (1)	179,704	178,558	180,850
Equity available to common stock percent change		(0.64)%	0.64%

	June 30, 2022
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$382,357	$376,923	$387,791
TBA commitments	337	2,906	(2,231)
Equity available to common stock (1)	179,704	176,839	182,569
Equity available to common stock percent change		(1.59)%	1.59%

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
•
our ability to successfully expand our business into areas other than investing in MBS and our expectations of the returns of expanding into any such areas; and
•
the other important factors identified in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Item 1A — Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the following risk factor relating to the announced sale of up to 376 SFR properties, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. The materialization of any risks and uncertainties identified in our Cautionary Statement About Forward-Looking Information contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Cautionary Statement About Forward-Looking Information” in Part I, Item 3 of this report or our Annual Report on Form 10-K for the year ended December 31, 2021.

We may not consummate the announced sale of up to 376 SFR properties on a timely basis, on its current terms or at all, and even if consummated, we may not fully realize the anticipated benefits of the sale.

As disclosed in our Notes to Consolidated Financial Statements, we have entered into a definitive agreement to sell 376 SFR properties. While the sale is expected to be completed in August 2022, there can be no assurance that the sale will be completed in a timely manner, on its current terms or at all, as the completion of the sale is dependent on a number of factors, including customary closing conditions. If we are unable to consummate the sale, then we will not derive the expected benefits to our business. Further, even if we do consummate the sale, we nonetheless may not fully realize the anticipated benefits of the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On July 31, 2020, we announced that our Board of Directors authorized an increase to our share repurchase program (the “Repurchase Program”) pursuant to which we may purchase up to 18,000,000 shares of our common stock. As of June 30, 2022, we had repurchased 6,966,858 shares of our common stock and there remain available for repurchase 11,033,142 shares of our common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our common stock during the three months ended June 30, 2022 by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
April 1, 2022 - April 30, 2022	397,432	$3.52	397,432	11,583,280
May 1, 2022 - May 31, 2022	370,152	3.24	370,152	11,213,128
June 1, 2022 - June 30, 2022	179,986	3.46	179,986	11,033,142
Total	947,570	$3.40	947,570	11,033,142

On March 20, 2020, our Board of Directors authorized us to repurchase up to $25 million in the aggregate of our Series B Preferred Stock, Series C Preferred Stock, Senior Notes due 2023 and Senior Notes due 2025. As of June 30, 2022, we had repurchased an aggregate of $5.9 million of Preferred Stock and Senior Notes and had remaining authorization to repurchase up to $19.1 million of such securities.

The following table presents information with respect to our purchases of our Series C Preferred Stock during the three months ended June 30, 2022 by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
April 1, 2022 - April 30, 2022	23,003	$24.57	23,003	N/A
May 1, 2022 - May 31, 2022	34,809	24.38	34,809	N/A
June 1, 2022 - June 30, 2022	14,551	23.03	14,551	N/A
Total	72,363	$24.17	72,363	N/A

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

10.01

Purchase and Sale Agreement dated as of May 10, 2022, by and between McLean SFR Investment, LLC and HomeSource Acquisitions, LLC (incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q filed on May 16, 2022).

10.02	Amendment No. 1 to Purchase and Sale Agreement dated as of May 27, 2022, by and between McLean SFR Investment, LLC and HomeSource Acquisitions, LLC.*

10.03

Amendment No. 2 to Purchase and Sale Agreement dated as of June 20, 2022, by and between McLean SFR Investment, LLC and HomeSource Acquisitions, LLC. (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on June 21, 2022).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

*** Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2022 and 2021 and for the Three Months Ended June 30, 2022 and 2021; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 15, 2022