Form 10-Q
period 2022-09-30
Arlington Asset Investment Corp.
filed 2022-11-14
CIK 1209028

``` 11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2022:

Title	Outstanding
Class A Common Stock	28,366,678 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents (includes $560 and $2,118, respectively, from consolidated VIEs)	$13,803	$20,543
Restricted cash	590	1,132
Restricted cash of consolidated VIEs	1,954	111
Sold securities receivable	—	28,219
Agency mortgage-backed securities, at fair value	445,122	483,927
MSR financing receivables, at fair value	164,585	125,018
Credit securities, at fair value	115,783	26,222
Mortgage loans, at fair value	29,375	29,697
Mortgage loans of consolidated VIEs, at fair value	203,456	7,442
Single-family residential real estate (net of $977 and $299, respectively, of accumulated depreciation)	81,242	60,889
Deposits	3,228	4,549
Other assets (includes $1,413 and $547, respectively, from consolidated VIEs)	15,003	15,287
Total assets	$1,074,141	$803,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$429,910	$446,624
Purchased securities payable	93,081	—
Secured debt of consolidated VIEs, at fair value	182,336	508
Long-term unsecured debt	86,302	85,994
Long-term debt secured by single-family properties	56,801	39,178
Other liabilities (includes $265 and $2, respectively, from consolidated VIEs)	11,501	6,605
Total liabilities	859,931	578,909
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 379,668 and 373,610, shares issued and outstanding, respectively (liquidation preference of $9,492 and $9,340, respectively)	9,001	8,852
Series C Preferred stock, $0.01 par value, 964,823 and 1,117,034, shares issued and outstanding, respectively (liquidation preference of $24,120 and $27,926, respectively)	23,967	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,628,959 and 30,676,931 shares issued and outstanding, respectively	286	307
Additional paid-in capital	2,024,746	2,030,315
Accumulated deficit	(1,843,790)	(1,842,703)
Total stockholders’ equity	214,210	224,127
Total liabilities and stockholders’ equity	$1,074,141	$803,036

	September 30, 2022	December 31, 2021
Assets and liabilities of consolidated VIEs
Cash and restricted cash	$2,514	$2,229
Mortgage loans, at fair value	203,456	7,442
Other assets	1,413	547
Secured debt, at fair value	(182,336)	(508)
Other liabilities	(265)	(2)
Net investment in consolidated VIEs	$24,782	$9,708

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
MSR financing receivables	$3,608	$1,945	$10,973	$3,693
Agency mortgage-backed securities	3,631	2,660	7,188	8,428
Credit securities and loans	2,736	1,247	4,580	4,286
Mortgage loans of consolidated VIEs	2,303	301	5,268	2,764
Other	110	193	548	479
Total interest and other income	12,388	6,346	28,557	19,650
Rent revenues from single-family properties	2,103	—	5,304	—
Interest expense
Repurchase agreements	2,863	306	3,902	1,197
Long-term debt secured by single-family properties	741	—	1,867	—
Long-term unsecured debt	1,456	1,435	4,226	3,736
Secured debt of consolidated VIEs	912	173	3,678	1,440
Total interest expense	5,972	1,914	13,673	6,373
Single-family property operating expenses	1,872	36	5,318	36
Net operating income	6,647	4,396	14,870	13,241
Investment and derivative gain (loss), net	1,235	(1,313)	778	(17,108)
General and administrative expenses
Compensation and benefits	2,256	1,888	6,645	5,124
Other general and administrative expenses	1,121	1,009	3,803	3,600
Total general and administrative expenses	3,377	2,897	10,448	8,724
Income (loss) before income taxes	4,505	186	5,200	(12,591)
Income tax provision	1,074	436	4,163	758
Net income (loss)	3,431	(250)	1,037	(13,349)
Dividend on preferred stock	(675)	(731)	(2,124)	(2,177)
Net income (loss) available (attributable) to common stock	$2,756	$(981)	$(1,087)	$(15,526)
Basic earnings (loss) per common share	$0.10	$(0.03)	$(0.04)	$(0.47)
Diluted earnings (loss) per common share	$0.10	$(0.03)	$(0.04)	$(0.47)
Weighted-average common shares outstanding (in thousands)
Basic	28,338	31,927	28,973	32,720
Diluted	28,913	31,927	28,973	32,720

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

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (continued)

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127
Net loss	—	—	—	—	—	—	—	(2,701)	(2,701)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	404,746	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(12,167)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(1,009,566)	(10)	(3,487)	—	(3,497)
Issuance of preferred stock	6,058	149	—	—	—	—	—	—	149
Stock-based compensation	—	—	—	—	—	—	761	—	761
Dividends declared	—	—	—	—	—	—	—	(742)	(742)
Balances, March 31, 2022	379,668	$9,001	1,117,034	$27,356	30,059,944	$301	$2,027,585	$(1,846,146)	$218,097
Net income	—	—	—	—	—	—	—	307	307
Repurchase of Class A common stock	—	—	—	—	(947,570)	(10)	(3,232)	—	(3,242)
Repurchase of preferred stock	—	—	(72,363)	(1,749)	—	—	—	—	(1,749)
Stock-based compensation	—	—	—	—	—	—	992	—	992
Dividends declared	—	—	—	—	—	—	—	(707)	(707)
Balances, June 30, 2022	379,668	$9,001	1,044,671	$25,607	29,112,374	$291	$2,025,345	$(1,846,546)	$213,698
Net income	—	—	—	—	—	—	—	3,431	3,431
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(472,357)	(5)	(1,488)	—	(1,493)
Repurchase of preferred stock	—	—	(79,848)	(1,640)	—	—	—	—	(1,640)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(11,058)	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	—	—	919	—	919
Dividends declared	—	—	—	—	—	—	—	(675)	(675)
Balances, September 30, 2022	379,668	$9,001	964,823	$23,967	28,628,959	$286	$2,024,746	$(1,843,790)	$214,210

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,037	$(13,349)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Investment and derivative (gain) loss, net	(778)	17,108
Net (discount) premium (accretion) amortization	(7,607)	(2,742)
Other	4,959	1,700
Changes in operating assets
Interest receivable	(299)	892
Other assets	(1,575)	(339)
Changes in operating liabilities
Interest payable and other liabilities	2,641	2,178
Accrued compensation and benefits	(739)	(509)
Net cash (used in) provided by operating activities	(2,361)	4,939
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(582,111)	(607,659)
Purchases of credit securities	(128,779)	(28,356)
Purchases of MSR financing receivables	(61,693)	(96,157)
Purchases of single-family residential real estate	(134,391)	(9,419)
Purchases of loans	—	(29,967)
Proceeds from sales of agency mortgage-backed securities	654,294	724,611
Proceeds from sales of credit securities	10,395	31,702
Proceeds from sales of single-family residential real estate	128,784	—
Receipt of principal payments on agency mortgage-backed securities	27,807	49,938
Receipt of principal payments on credit securities	6,223	70
Receipt of principal payments on loans	321	45,167
Receipt of principal payments on mortgage loans of consolidated VIE	34,267	78,861
Receipt of distributions on MSR financing receivables	68,601	3,816
Restricted cash balance of VIE upon consolidation	9,637	—
Proceeds from (payments for) derivatives and deposits, net	8,559	(2,481)
Other	6,233	4,555
Net cash provided by investing activities	48,147	164,681
Cash flows from financing activities:
Repayments of repurchase agreements, net	(16,714)	(101,229)
Repayments of secured debt of consolidated VIE	(38,496)	(86,467)
Repurchase of common stock	(8,232)	(8,109)
Repurchase of preferred stock	(3,389)	—
Proceeds from issuance of preferred stock	149	559
Proceeds from long-term debt secured by single-family properties	99,371	—
Issuance of long-term unsecured debt	—	36,316
Redemption of long-term unsecured debt	—	(23,821)
Repayments of long-term debt secured by single-family properties	(81,790)	—
Repurchase of long-term unsecured debt	—	(7)
Dividends paid	(2,124)	(2,177)
Net cash used in financing activities	(51,225)	(184,935)
Net decrease in cash, cash equivalents and restricted cash	(5,439)	(15,315)
Cash, cash equivalents and restricted cash, beginning of period	21,786	39,965
Cash, cash equivalents and restricted cash, end of period	$16,347	$24,650
Supplemental cash flow information:
Cash payments for interest	$12,134	$6,111
Cash payments for income taxes	$1,641	$—
Non-cash investing activity:
Assets of VIE upon consolidation	$287,282	$—
Non-cash financing activity:
Liabilities of VIE upon consolidation	$266,697	$—

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2022 and December 31, 2021, approximately 75% and 67%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities. Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s investments in agency MBS was $445,122 and $483,927, respectively. As of September 30, 2022, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(24,430)	$(2,904)	$(26,911)	$(13,323)
Agency MBS sold during the period	1,702	457	(32,365)	(11,209)
Total	$(22,728)	$(2,447)	$(59,276)	$(24,532)

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

Note 4. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities. Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s investments in credit securities was $115,783 and $26,222, respectively. As of September 30, 2022, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans or commercial mortgage loans and ABS collateralized by pools of residential solar panel loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$(1,552)	$(165)	$(2,227)	$1,017
Credit securities sold during the period	—	90	(970)	37
Total	$(1,552)	$(75)	$(3,197)	$1,054

Note 5. Loans Held for Investment

As of September 30, 2022 and December 31, 2021, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal outstanding principal balance of $29,375 and $29,697, respectively. The loan bears interest at a floating note rate equal to SOFR plus 5.61%. The original maturity date of the loan was March 23, 2022 with a one-year extension available at the option of the borrower. On March 23, 2022, the borrower exercised its one-year extension option resulting in a new maturity date of March 23, 2023. The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

The Company has elected to account for its loan held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. As of September 30, 2022 and December 31, 2021, the Company’s investment was $29,375 and $29,697, respectively, at fair value. The Company recognizes interest income on its loan investment based upon the effective interest rate of the loan which is equal to the contractual note rate of the loan.

As of September 30, 2022 and December 31, 2021, the Company was party to a participation agreement pursuant to which the Company has committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, the Company funds the last $30,000 of advances under the revolving credit facility. Any draws under the revolving credit facility bear interest at SOFR plus 3.86% with a SOFR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower. The borrower is also required to pay an unused commitment fee of 0.50%. As of September 30, 2022 and December 31, 2021, the Company's unfunded commitment was $30,000.

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

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans. The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers. The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers. As of September 30, 2022 and December 31, 2021, the Company had provided funds of $2,244 and $3,731, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs. As of September 30, 2022 and December 31, 2021, the Company’s counterparty had drawn $27,863 and $40,398, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

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

As of September 30, 2022 and December 31, 2021, the fair value of the Company’s investments in MSR financing receivables was $164,585 and $125,018, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at period beginning	$120,260	$74,652	$125,018	$9,346
Capital investments	40,474	35,601	61,693	95,223
Capital distributions	(4,049)	(3,816)	(68,601)	(3,816)
Accretion of interest income	3,608	1,945	10,973	3,693
Changes in valuation inputs and assumptions	4,292	4,452	35,502	8,388
Balance at period end	$164,585	$112,834	$164,585	$112,834

Note 7. Investments in SFR Properties

The Company owns a portfolio of SFR homes that it operates as rental properties. The Company is party to an agreement with a third-party investment firm to identify, acquire and manage investments in SFR properties on behalf of the Company. Under the terms of the agreement, the Company has committed to fund up to $55,000 of capital to fund the acquisition of SFR properties. The Company is obligated to pay the third-party firm a minimum fee plus an incentive fee equal to a percentage of the total investment return in excess of a hurdle rate of return. If the Company were to terminate the commitment, the Company would incur a termination fee equal to a fixed amount less inception to date minimum fees paid to the third-party firm.

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

The Company evaluates its SFR properties for impairment whenever circumstances indicate that their carrying amounts may not be recoverable. Significant indicators of potential impairment include, but are not limited to, declines in home values, adverse changes in rental or occupancy rates and relevant unfavorable changes in the broader economy. If indicators of potential impairment exist, the Company performs a recoverability test by comparing the property’s net carrying amount to its estimate of the undiscounted future net cash flows expected to be obtained from the use and eventual disposition of the property. If the property’s carrying amount exceeds the Company’s estimate of the undiscounted future net cash flows expected to be obtained from the property, the Company recognizes an impairment loss equal to the amount that the property’s net carrying amount exceeds the property’s estimated fair value. As of September 30, 2022 and December 31, 2021, the Company had not recognized any impairment losses for its investments in SFR properties.

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

On August 19, 2022, the Company completed a sale of 371 SFR properties for a gross sale price of $130,026 for a gain of $14,407 that is net of accrued incentive fees to the Company's third-party investment firm. On May 1, 2022, the Company classified the 371 SFR properties as held for sale.

As of September 30, 2022 and December 31, 2021, the Company had investments in 246 and 214 SFR properties, respectively, for a total cost of $82,219 and $61,188, respectively. During the three and nine months ended September 30, 2022, the Company recognized $632 and $1,951, respectively, of depreciation expense related to its SFR properties. During the three and nine months ended September 30, 2021, the Company recognized $12 of depreciation expense related to its SFR properties. The following table summarizes the Company’s net carrying amount of its SFR properties by component as of the dates indicated:

	September 30, 2022	December 31, 2021
Investments in single-family residential real estate:
Land	$13,646	$10,128
Buildings and improvements	68,573	51,060
Investments in single-family residential real estate, at cost	82,219	61,188
Less: accumulated depreciation	(977)	(299)
Investments in single-family residential real estate, net	$81,242	$60,889

As of September 30, 2022, the Company had commitments to acquire five SFR properties for an aggregate purchase price of $1,523.

The Company conducts its SFR investment strategy through a wholly-owned subsidiary, McLean SFR Investment, LLC. On November 11, 2022, the Company entered into an agreement to sell McLean SFR Investment, LLC, which includes all of the

Company's remaining investments in SFR properties and its long-term debt facility secured by SFR properties, for $87,330 including the assumption of the debt liability. The settlement of the sale is contingent upon lender approval as well as other customary settlement conditions. If ultimately consummated, the sale is expected to settle in the fourth quarter.

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

The carrying values of the assets and liabilities of the consolidated VIEs, net of elimination entries, are as follows as of the dates indicated:

	September 30, 2022
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$560	$—	$560
Restricted cash of consolidated VIEs (1)	29	1,925	1,954
Mortgage loans of consolidated VIEs, at fair value	3,750	199,706	203,456
Other assets of consolidated VIEs	689	724	1,413
Secured debt of consolidated VIEs, at fair value	(251)	(182,085)	(182,336)
Other liabilities of consolidated VIEs	—	(265)	(265)
Net investment in consolidated VIEs	$4,777	$20,005	$24,782

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

Consolidated VIE of Business Purpose Residential Mortgage Loans

The pool of business purpose residential mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $3,908 and $261, respectively, as of September 30, 2022. The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer. As of September 30, 2022, the weighted average net note rate to which the VIE was entitled was 6.00%.

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

Consolidated VIE of Residential Mortgage Loans

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $233,322 and $232,760, respectively, as of September 30, 2022. As of September 30, 2022, the weighted average contractual interest rates of the loans and consolidated debt held by third parties were 4.78% and 1.37%, respectively.

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

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of business purpose residential mortgage loans as of September 30, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$151	$151	$—
90 days or more past due and in non-accrual status	3,599	3,757	(158)
Total mortgage loans of consolidated VIE	$3,750	$3,908	$(158)

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of residential mortgage loans as of September 30, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$198,876	$232,353	$(33,477)
90 days or more past due and in non-accrual status	830	969	(139)
Total mortgage loans of consolidated VIE	$199,706	$233,322	$(33,616)

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year. The Company’s mortgage loan repurchase agreement arrangement has a maturity date of August 23, 2023 and an interest rate that resets monthly at a rate equal to SOFR plus 2.61%. Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2022	December 31, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$319,538	$425,836
Agency MBS collateral, at fair value (1)	336,277	447,979
Net amount (2)	16,739	22,143
Weighted-average rate	3.02%	0.14%
Weighted-average term to maturity	13.0 days	13.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$89,809	$—
MBS collateral, at fair value	99,821	—
Net amount (2)	10,012	—
Weighted-average rate	3.68%
Weighted-average term to maturity	26.5 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,563	$20,788
Mortgage loans collateral, at fair value	29,375	29,697
Net amount (2)	8,812	8,909
Weighted-average rate	5.27%	2.60%
Weighted-average term to maturity	327.0 days	319.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$429,910	$446,624
Mortgage investments collateral, at fair value (1)	465,473	477,676
Net amount (2)	35,563	31,052
Weighted-average rate	3.27%	0.25%
Weighted-average term to maturity	30.8 days	27.2 days

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Weighted-average outstanding balance during the three months ended	$430,792	$599,224
Weighted-average rate during the three months ended	2.60%	0.20%
Weighted-average outstanding balance during the nine months ended	$351,960	$601,897
Weighted-average rate during the nine months ended	1.46%	0.27%

Long-Term Unsecured Debt

As of September 30, 2022 and December 31, 2021, the Company had $86,302 and $85,994, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,379 and $1,687, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	September 30, 2022			December 31, 2021
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$37,750	$15,000
Annual Interest Rate	6.75%	6.000%	LIBOR+ 2.25 - 3.00%	6.75%	6.000%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted- Average Interest Rate	6.75%	6.000%	5.26%	6.75%	6.000%	2.87%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	August 1, 2026	2033 - 2035

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

Long-Term Debt Secured by Single-family Properties

On September 28, 2021, McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, entered into a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties. Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150,000. Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023. The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%. During the advance period, McLean SFR is subject to a commitment fee on the unfunded commitment if the outstanding loan balance is below certain thresholds. As of September 30, 2022 and December 31, 2021, the outstanding balance was $56,801 and $39,178, respectively, net of unamortized debt issuance costs of $223 and $264, respectively.

Through September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the excess of (i) the sum of the present value of all remaining scheduled payments of principal and interest on the principal amount of the loan being prepaid discounted using a U.S. Treasury rate over (ii) the outstanding principal balance of the loan. Subsequent to September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the outstanding principal balance plus accrued interest. On March 25, 2022, McLean SFR entered into a waiver agreement with the lender that waived any prepayment fee determined in accordance with the prior sentence on the portion of outstanding loan balance prepaid with the sale proceeds from the sale of 371 SFR properties consummated on August 19, 2022 in exchange for a one-time waiver fee of 0.80% of the outstanding principal balance prepaid (for further information, see "Note 7. Investments in SFR Properties").

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$260	$—	$—	$(107)
10-year U.S. Treasury note futures	—	—	16	—
Options on U.S. Treasury note futures	—	—	4	—
TBA commitments	4,162	(139)	230	(121)
Total	$4,422	$(139)	$250	$(228)

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

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2022:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$125,000	1.82%	2.78%	0.96%	1.6	$52
3 to less than 10 years	70,000	2.53%	3.11%	0.58%	5.4	208
Total / weighted-average	$195,000	2.07%	2.90%	0.83%	3.0	$260

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$50,000	0.71%	0.13%	(0.58)%	1.8	$(5)
3 to less than 10 years	100,000	0.90%	0.13%	(0.77)%	6.6	(102)
Total / weighted-average	$150,000	0.84%	0.13%	(0.71)%	5.0	$(107)

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

As of September 30, 2022, the Company had no outstanding positions of U.S. Treasury note futures. As of December 31, 2021, the Company held long positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $25,000 with a maturity date in March 2022.

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

As of September 30, 2022, the Company had no outstanding options on U.S. Treasury note futures contracts.

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

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	September 30, 2022
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.5% 30-year MBS sale commitments	$(60,000)	$(56,803)	$(53,897)	$2,906
4.0% 30-year MBS sale commitments	(100,000)	(93,359)	(92,680)	679
4.5% 30-year MBS sale commitments	(95,000)	(90,859)	(90,421)	438
Total TBA commitments, net	$(255,000)	$(241,021)	$(236,998)	$4,023

	December 31, 2021
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$225,000	$229,043	$229,148	$105
2.5% 30-year MBS sale commitments	(225,000)	(229,152)	(229,148)	4
Total TBA commitments, net	$—	$(109)	$—	$109

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate derivatives:
Interest rate swaps:
Net interest income (expense) (1)	$258	$(379)	$(315)	$(2,276)
Unrealized (losses) gains, net	(1,420)	(3,951)	5,277	3,597
Gains (losses) realized upon early termination, net	5,238	1,149	8,687	(122)
Total interest rate swap gains (losses), net	4,076	(3,181)	13,649	1,199
U.S. Treasury note futures, net	—	872	(782)	3,582
Options on U.S. Treasury note futures, net	—	—	(4)	(20)
Total interest rate derivative gains (losses), net	4,076	(2,309)	12,863	4,761
TBA commitments:
TBA dollar roll (expense) income (2)	(421)	1,064	682	3,678
Other gains (losses) on TBA commitments, net	2,998	(2,082)	(1,971)	(12,204)
Total gains (losses) on TBA commitments, net	2,577	(1,018)	(1,289)	(8,526)
Total derivative gains (losses), net	$6,653	$(3,327)	$11,574	$(3,765)

(1)
Represents the periodic net interest settlement incurred during the period (often referred to as “net interest carry”). Also includes “price alignment interest” income earned or expense incurred on cumulative variation margin paid or received, respectively, associated with centrally cleared interest rate swap agreements.
(2)
Represents the price discount of forward-settling TBA purchases (sales) relative to a contemporaneously executed “spot” TBA sale (purchase), which economically equates to net interest income (expense) that is earned (incurred) ratably over the period beginning on the settlement date of the sale (purchase) and ending on the settlement date of the forward-settling purchase (sale).

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$230,000	$90,000	$—	$(125,000)	$195,000
TBA commitments, net	155,000	535,000	(435,000)	—	255,000

	For the Three Months Ended September 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$525,000	$—	$—	$(310,000)	$215,000
10-year U.S. Treasury note futures	45,000	—	(45,000)	—	—
TBA commitments, net	—	1,125,000	(1,100,000)	—	25,000

	For the Nine Months Ended September 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$150,000	$235,000	$—	$(190,000)	$195,000
10-year U.S. Treasury note futures	25,000	50,000	(50,000)	(25,000)	—
Purchased call options on 10-year U.S. Treasury note futures	25,000	—	(25,000)	—	—
TBA commitments, net	—	1,290,000	(1,035,000)	—	255,000

	For the Nine Months Ended September 30, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$450,000	$—	$(510,000)	$215,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	540,100	(365,000)	(175,100)	—
Purchased call options on 10-year U.S. Treasury note futures	—	65,200	(65,200)	—	—
TBA commitments, net	—	2,490,000	(2,465,000)	—	25,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	September 30, 2022	December 31, 2021
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$3,228	$4,174
U.S. Treasury note futures (cash initial margin)	—	375
Total cash collateral posted, net	$3,228	$4,549

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of September 30, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$260	$—	$260	$—	$—	$260
TBA commitments	4,162	—	4,162	(139)	—	4,023
Total derivative instruments	4,422	—	4,422	(139)	—	4,283
Total assets	$4,422	$—	$4,422	$(139)	$—	$4,283
Liabilities:
Derivative instruments:
TBA commitments	$139	$—	$139	$(139)	$—	$—
Total derivative instruments	139	—	139	(139)	—	—
Repurchase agreements	429,910	—	429,910	(429,910)	—	—
Total liabilities	$430,049	$—	$430,049	$(430,049)	$—	$—

	As of December 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$230	$—	$230	$(105)	$—	$125
10-year U.S. Treasury note futures	16	—	16	—	—	16
Options on U.S. Treasury note futures	4	—	4	—	—	4
Total derivative instruments	250	—	250	(105)	—	145
Total assets	$250	$—	$250	$(105)	$—	$145
Liabilities:
Derivative instruments:
Interest rate swaps	$107	$—	$107	$—	$(107)	$—
TBA commitments	121	—	121	(105)	—	16
Total derivative instruments	228	—	228	(105)	(107)	16
Repurchase agreements	446,624	—	446,624	(446,624)	—	—
Total liabilities	$446,852	$—	$446,852	$(446,729)	$(107)	$16

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

To measure the fair value of the Company’s non-agency MBS investment secured by a pool of business purpose residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business purpose residential mortgage loans that serve as collateral, including loan-level probabilities of default and loss-given-default. As of September 30, 2022 and December 31, 2021, the remaining population of business purpose residential mortgage loans serving as collateral to the Company's non-agency MBS investment represented less than 5% and 10% of the original collateral pool, respectively. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business purpose residential mortgage loans as of dates indicated:

	September 30, 2022	December 31, 2021
Probability of default	18.2%	77.7%
Loss-given-default	18.4%	15.8%

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

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy. To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate. The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of September 30, 2022, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 6.4%, respectively. As of December 31, 2021, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 5.6%, respectively.

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

As of September 30, 2022 and December 31, 2021, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of business purpose residential mortgage loans based upon the fair value of the mortgage loans of the VIE. As of December 31, 2021, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained. The business purpose residential mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy. To measure the fair value of the business purpose residential mortgage loans of the consolidated VIE as of September 30, 2022 and December 31, 2021, the Company used significant judgment to develop assumptions about the future performance of each business purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default. As of September 30, 2022 and December 31, 2021, the remaining population of business purpose residential mortgage loans represented less than 5% and 10% of the original collateral pool, respectively. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the business purpose residential mortgage loans of the Company’s consolidated VIE as of the periods indicated:

	September 30, 2022	December 31, 2021
Probability of default	50.3%	66.2%
Loss-given-default	9.6%	8.6%

As of September 30, 2022, the Company measured the fair value of both the residential mortgage loans and the debt obligations of its consolidated VIE of residential mortgage loans based upon the fair value of the debt obligations as the fair value of the debt securities issued by the VIE were more observable to the Company than the fair value of the underlying mortgage loans.

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

The residential mortgage loans and the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans (held by the Company as investments and eliminated against the associated debt of the VIE in consolidation) are classified within Level 3 of the fair value hierarchy. To measure the fair value of the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments. The significant unobservable inputs to the fair value measurement include the estimated rate of prepayment, rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument. The following table presents the weighted-average of the significant inputs to the fair value measurement of the subordinate and excess interest-only debt obligations of its consolidated VIE of residential mortgage loans as of September 30, 2022:

	Subordinate Debt Obligation	Excess Interest-Only Debt Obligations
Annualized voluntary prepayment rate	17.3%	17.3%
Annualized default rate	0.5%	0.5%
Loss-given-default	17.5%	17.5%
Discount rate	7.8%	17.7%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of the periods indicated:

	September 30, 2022	December 31, 2021
Discount rate	8.5%	9.0%
Annualized prepayment rate	7.0%	10.1%
Annual per-loan cost of servicing (current loans)	$65.00	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return. Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty. The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs. As of September 30, 2022 and December 31, 2021, the present value of the expected incentive fee payment reflected in fair value of the Company’s MSR financing receivables was $13,057 and $3,820, respectively.

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

Other

Long-term unsecured debt - As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s long-term unsecured debt was $86,302 and $85,994, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $79,670 and $84,821 as of September 30, 2022 and December 31, 2021, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Long-term debt secured by single-family properties – As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s long-term debt secured by single-family properties was $56,801 and $39,178, respectively, net of unamortized debt issuance costs. As of September 30, 2022 and December 31, 2021, the Company’s estimate of the fair value of its long-term debt secured by single-family properties was $49,438 and $38,562, respectively. The Company’s long-term debt secured by single-family properties is classified within Level 3 of the fair value hierarchy.

Investments in equity securities of publicly-traded companies – As of September 30, 2022 and December 31, 2021, the Company had investments in equity securities of publicly-traded companies at fair value of $352 and $5,267, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of September 30, 2022 and December 31, 2021, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $5,248 and $7,388, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of September 30, 2022, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 97 percent, 15 percent, and 16 percent, respectively. As of December 31, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$445,122	$—	$445,122	$—
MSR financing receivables	164,585	—	—	164,585
Loans	29,375	—	—	29,375
Credit securities	115,783	—	108,330	7,453
Mortgage loans of consolidated VIEs	203,456	—	—	203,456
Derivative assets	4,422	—	4,422	—
Other assets	5,600	352	—	5,248
Financial liabilities:
Secured debt of consolidated VIEs	182,336	—	172,012	10,324
Derivative liabilities	139	—	139	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$483,927	$—	$483,927	$—
MSR financing receivables	125,018	—	—	125,018
Loans	29,697	—	—	29,697
Credit securities	26,222	—	—	26,222
Mortgage loans of consolidated VIE	7,442	—	—	7,442
Derivative assets	250	20	230	—
Other assets	12,655	5,267	—	7,388
Financial liabilities:
Secured debt of consolidated VIE	508	—	—	508
Derivative liabilities	228	—	228	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$393,501	$206,729	$195,767	$166,428
Net (loss) gain included in "Investment and derivative gain (loss), net"	(13,199)	4,504	(11,583)	9,639
Additions from consolidation of VIEs	—	—	276,594	—
Transfers to real estate owned by consolidated VIE	(78)	—	(277)	—
Purchases	40,474	35,601	61,693	128,614
Sales	—	—	(12,406)	(1,662)
Payments, net	(14,671)	(68,810)	(110,052)	(128,350)
Accretion (amortization) of discount (premium), net	4,090	2,411	10,381	5,766
Ending balance	$410,117	$180,435	$410,117	$180,435
Net unrealized (losses) gains included in earnings for the period for Level 3 assets still held at the reporting date	$(13,199)	$4,504	$(10,552)	$9,719

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$11,521	$640	$508	$576
Net (gain) loss included in "Investment and derivative gain (loss), net"	(808)	9	(2,140)	(1)
Additions from consolidation of VIEs	—	—	14,278	—
Payments, net	(374)	3	(2,170)	3
(Amortization) accretion of (premium) discount, net	(15)	—	(152)	74
Ending balance	$10,324	$652	$10,324	$652
Net unrealized (gains) losses included in earnings for the period for Level 3 liabilities still held at the reporting date	$(808)	$9	$(2,140)	$(1)

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

As of September 30, 2022, the Company had estimated federal net operating loss (“NOL”) carryforwards of $162,828 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $148,240 have no expiration period. For the NOL carryforwards that have no expiration period, the Company is limited to utilizing NOL carryforwards to 80% of the taxable income in any one year. As of September 30, 2022, the Company had estimated federal net capital loss (“NCL”) carryforwards of $156,818 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $3,763 in 2022, $110,323 in 2023, $14,187 in 2026 and $28,545 in 2027. The Company’s estimated NOL and NCL carryforwards as of September 30, 2022 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

The Company and certain subsidiaries have made joint elections to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three months ended September 30, 2022 and 2021, the Company recognized a provision for income taxes of $1,074 and $436, respectively, on the pre-tax net income of its TRSs. For the nine months ended September 30, 2022 and 2021, the Company recognized a provision for income taxes of $4,163 and $758, respectively, on the pre-tax income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of September 30, 2022 and December 31, 2021, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2022	2021	2022	2021
Basic weighted-average common shares outstanding	28,338	31,927	28,973	32,720
Performance share units, unvested restricted stock units, and unvested restricted stock	575	—	—	—
Diluted weighted-average common shares outstanding	28,913	31,927	28,973	32,720
Net income (loss) available (attributable) to common stock	$2,756	$(981)	$(1,087)	$(15,526)
Basic earnings (loss) per common share	$0.10	$(0.03)	$(0.04)	$(0.47)
Diluted earnings (loss) per common share	$0.10	$(0.03)	$(0.04)	$(0.47)

The diluted loss per share for the nine months ended September 30, 2022 did not include the antidilutive effect of 530,673 shares of unvested shares of restricted stock, restricted stock units, and performance share units. The diluted loss per share for the three and nine months ended September 30, 2021 did not include the antidilutive effect of 315,576 and 312,371 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 15. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of September 30, 2022 and December 31, 2021, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

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

During the three and nine months ended September 30, 2022 and the year ended December 31, 2021, there were no issuances of common stock under the common equity distribution agreements.

As of September 30, 2022, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the three and nine months ended September 30, 2022, the Company repurchased 472,357 and 2,429,493 shares of Class A common stock for a total purchase price of $1,493 and $8,232, respectively. During the year ended December 31, 2021, the Company repurchased 3,242,371 shares of Class A common stock for a total purchase price of $12,475. As of September 30, 2022, there remain available for repurchase 10,560,785 shares of Class A common stock under the Repurchase Program.

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

During the three and nine months ended September 30, 2022, the Company repurchased 79,848 and 152,211 shares of Series C Preferred Stock for a total purchase price of $1,640 and $3,389, respectively. There were no shares of Series C Preferred Stock repurchased by the Company during the year ended December 31, 2021.

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

During the nine months ended September 30, 2022, the Company issued 6,058 shares of Series B Preferred Stock at a weighted average public offering price of $24.87 per share for proceeds net of selling commissions and expenses of $149 under the Series B preferred equity distribution agreement. There were no issuances of Series B Preferred Stock during the three months ended September 30, 2022. During the year ended December 31, 2021, the Company issued 37,337 shares of Series B preferred stock at a weighted average public offering price of $24.99 per share for proceeds net of selling commissions and expenses of $919 under the Series B preferred equity distribution agreement. As of September 30, 2022, the Company had 1,602,566 shares of Series B Preferred stock available for sale under the preferred equity distribution agreement.

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

Under the 2021 Plan, a maximum number of 5,256,076 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2021 Plan, were authorized for issuance and may be issued to employees, directors, consultants, advisors and independent contractors who provide bona fide services to the Company and its affiliates. If an award under the 2021 Plan or Prior Plans is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award, those shares will be available for future grants under the 2021 Plan. In addition, shares delivered or withheld for tax obligations arising from an award, other than a stock option or stock appreciation right (“SAR”), will be available for future grants under the 2021 Plan. As of September 30, 2022, 4,361,753 shares remained available for issuance under the 2021 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for the settlement of outstanding performance-based stock awards and dividend equivalents for such awards. If these outstanding performance-based stock awards are earned at “target” level performance, an additional 1,844,097 shares would be issued resulting in 2,517,656 shares remaining available for issuance under the 2021 Plan as of September 30, 2022.

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

During the nine months ended September 30, 2022 and 2021, the Compensation Committee granted Performance-based Stock Awards with performance goals based on (i) the compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“Absolute TSR Awards”), (ii) the compound annualized total shareholder return relative to a peer index during the applicable performance period (“Relative TSR Awards”), (iii) the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value Awards”), and (iv) the share price of the Company's common stock during the applicable performance period ("Stock Price Awards"). In addition, the Compensation Committee granted Performance-based Stock Awards in prior years with performance goals based on annual return on equity during the applicable performance period ("ROE Awards").

The Compensation Committee of the Board of Directors of the Company approved the following Performance-based Stock Award grants for the periods indicated:

	Nine Months Ended September 30,
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

	Absolute TSR Awards		Relative TSR Awards		Stock Price Awards
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Closing stock price on date of grant	$3.58	$4.08	$3.58	$4.08	$3.06	$—
Beginning average stock price on date of grant (1)	$3.60	$4.07	$3.60	$4.07	N/A	$—
Expected volatility (2)	69.20%	69.27%	69.20%	69.27%	51.17%	—
Dividend yield (3)	0.00%	0.00%	0.00%	0.00%	0.00%	—
Risk-free rate (4)	1.01%	0.34%	1.01%	0.34%	2.97%	—
Discount for illiquidity (5)	0.00%	0.00%	0.00%	0.00%	8.42%	—

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

For Absolute TSR Awards and Relative TSR Awards granted during the nine months ended September 30, 2022 and 2021, the Compensation Committee established a three-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of the Absolute TSR Awards and Relative TSR Awards granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Absolute TSR Awards and Relative TSR

Awards are earned. Upon settlement, vested Absolute TSR Awards and Relative TSR Awards are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For Book Value Awards granted during the nine months ended September 30, 2022, the Compensation Committee established a one-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 100% of the number of Book Value Awards granted, depending on performance results. Any Book Value Awards earned at the end of the one-year performance period would be converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original Book Value Award grant date subject to continued employment under the terms of the award agreement. If the threshold level of the annual performance goal is not achieved, no Book Value Awards are earned.

For Stock Price Awards granted during the nine months ended September 30, 2022, the Compensation Committee established a three-year performance period. If the market price of the Company's common stock is equal to or greater than a stock price performance goal for 45 consecutive trading days at any time during the performance period, between 75% to 300% of the number of Stock Price Awards are earned and converted into an equal number of shares of restricted stock that will vest ratably over a three-year period beginning on the third anniversary of the date of grant subject to continued employment under the terms of the award of the agreement. If the minimum threshold level of stock price performance goals are never achieved, no awards are earned.

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

For the nine months ended September 30, 2022 and 2021, the Company recognized $902 and $298, respectively, of compensation expense related to Performance-based Stock Awards. As of September 30, 2022, the Company had 1,844,097 Performance-based stock awards outstanding. As disclosed above, the actual number of shares of common stock that could be issued for settlement of the Performance-based shares can be greater or less than the amount of Performance-based shares outstanding depending upon the actual results compared to the performance goals. As of September 30, 2022 and December 31, 2021, the Company had unrecognized compensation expense related to Performance-based Stock Awards of $3,650 and $878, respectively. The unrecognized compensation expense as of September 30, 2022 is expected to be recognized over a weighted average period of 3.4 years. For Absolute TSR Awards, Relative TSR Awards and Book Value Awards that had performance measurement periods ending during the nine months ended September 30, 2022 and 2021, none of the performance measures were met and therefore no awards were earned or vested during those periods. For the nine months ended September 30, 2022 and 2021, there were 0 and 82,124 ROE Awards, respectively, including dividend equivalents, that were earned and converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE Award grant date.

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

The Company grants restricted common shares to employees that either vest ratably over a three-year period or cliff vest at the end of a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2020	547,688	$4.89	1.5
Granted	365,592	3.89	—
Conversion of ROE Awards	82,124	5.65	—
Forfeitures	(22,000)	6.54	—
Vestitures	(214,369)	5.89	—
Share Balance as of December 31, 2021	759,035	4.16	1.5
Granted	384,291	3.42	—
Forfeitures	(12,167)	3.57	—
Vestitures	(108,318)	6.43
Share Balance as of September 30, 2022	1,022,841	$3.65	1.2

For the nine months ended September 30, 2022 and 2021, the Company recognized $1,470 and $896, respectively, of compensation expense related to restricted stock awards. As of September 30, 2022 and December 31, 2021, the Company had unrecognized compensation expense related to restricted stock awards of $1,646 and $1,847, respectively. The unrecognized compensation expense as of September 30, 2022 is expected to be recognized over a weighted average period of 1.2 years. For the nine months ended September 30, 2022 and 2021, the intrinsic value of restricted stock awards that vested were $328 and $444, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued during the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

Employee Restricted Stock Units

In connection with the announcement in June 2019 that the Company’s Executive Chairman would retire on December 31, 2019 from all positions with the Company, including its Board of Directors, the Company and its Executive Chairman entered into a consulting agreement to provide consulting services through January 1, 2022. Pursuant to the consulting agreement, the Company granted the Executive Chairman 87,847 RSUs with a grant date fair value of $6.83 per share. The grant date fair value of the award was based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. The RSUs vested equally on each of January 1, 2020, July 1, 2020, January 1, 2021, July 1, 2021 and January 1, 2022, and were subject to the individual’s continued employment through December 31, 2019 and providing consulting services through January 1, 2022. Upon vesting, the RSUs were converted into shares of Class A common stock. The RSUs did not have any voting rights, and no dividends were paid on outstanding RSUs. Instead, dividend equivalents were accrued on outstanding RSUs, deemed invested in shares of Class A common stock and were paid out in shares of Class A common stock on the vesting date.

For the nine months ended September 30, 2022 and 2021, the Company recognized $0 and $66, respectively, of compensation expense related to employee restricted stock units. For the nine months ended September 30, 2022 and 2021, the intrinsic value of RSUs that were converted into shares of Class A common stock were $73 and $74, respectively. As of September 30, 2022 and December 31, 2021, the Company had 0 and 20,455, respectively, of employee restricted stock units outstanding.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded to non-employee directors vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2021 Plan, 2014 Plan, and certain of the Prior Plans, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under certain Prior Plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The non-employee director RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of September 30, 2022 and December 31, 2021, the Company had 548,272 and 415,822, respectively, of non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
RSUs granted	132,450	98,035
Grant date fair value	$3.02	$4.08

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the nine months ended September 30, 2022 and 2021, the Company recognized $300 and $300, respectively, of director fees related to these RSUs. There were no non-employee director RSUs that were converted into shares of Class A common stock for the nine months ended September 30, 2022 and 2021.

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
•
other market developments.

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 3.83% as of September 30, 2022, an 82 basis point increase from the prior quarter end. The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury, inverted to a negative 45 basis points as of September 30, 2022 as the increases in the short-term interest rates have outpaced the rise in long-term interest rates. With the rise in the 10-year U.S. Treasury rate, residential mortgage rates increased significantly evidenced by the Fannie Mae average primary mortgage rate increasing by 100 basis points during the third quarter to 6.70% as of September 30, 2022. The spread between the current coupon agency MBS and the 10-year swap rate widened 51 basis points during the third quarter of 2022. The rate of inflation continued to increase significantly with the Consumer Price Index rising 8.2% for the twelve month period ending September 30, 2022, one of the largest increases in over 40 years with the indices for energy and food being the largest contributors.

In order to address the persistently high inflation, the U.S. Federal Reserve has continued to take actions with the objective of lowering inflation by significantly raising interest rates. At its July 27, 2022 meeting, the Federal Open Market Committee (“FOMC”) decided to raise its target range for the federal funds rate by 75 basis points to a range of 2.25% to 2.50%. At its September 21, 2022 meeting, the FOMC, decided to raise its target range for its federal funds rate by an additional 75 basis points to a range of 3.00% to 3.25% and that it anticipates ongoing increases in the target range will be appropriate. In addition, the FOMC announced that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS. As of September 30, 2022, the market is expecting additional hikes totaling approximately 150 basis points in the next six months followed by rate cuts beginning in the second half of 2023 based on federal funds futures.

Prepayment speeds in the fixed-rate residential mortgage market decreased during the third quarter of 2022 primarily due to the rise in the primary mortgage rate driven by the increase in the 10-year U.S. Treasury rate. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, decreased during the third quarter of 2022 as a result of declining prepayment concerns. The spread between the market yield on agency MBS and benchmark interest rates widened during the third quarter of 2022 resulting in agency MBS underperforming relative to interest rate hedges. Conversely, valuation multiples of MSRs increased during the third quarter of 2022 driven primarily by declining prepayment speed expectations.

Housing price gains continue to remain historically high although they have begun to decelerate as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 13.0% annual gain in August 2022, down from 15.6% in the previous month. Although U.S. housing prices remain substantially above their year-ago levels, the last two monthly decelerations were the highest in the history of the index. As the Federal Reserve continues to likely increase interest rates, more expensive mortgage financing along with a challenging macroeconomic environment may cause housing prices to continue to decelerate in the near future.

The following table presents certain key market data as of the dates indicated:

	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	Change - Third Quarter 2022

30-Year FNMA Fixed Rate MBS (1)
2.5%	$103.22	$102.09	$95.20	$89.89	$83.80	$(6.09)
3.0%	104.67	103.64	97.55	93.11	86.81	(6.30)
3.5%	105.83	105.32	99.75	96.17	89.83	(6.34)
4.0%	107.17	106.41	101.58	98.62	92.68	(5.94)
4.5%	108.16	107.22	103.25	100.39	95.18	(5.21)
5.0%	109.94	109.06	105.16	102.07	97.34	(4.73)

Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	46 bps	49 bps	108 bps	129 bps	180 bps	51 bps

30 Year Fixed Mortgage Rate
Freddie Mac Average Primary Mortgage Rate	3.01%	3.11%	4.67%	5.70%	6.70%	100 bps

U.S. Treasury Rates ("UST")
2-year UST	0.28%	0.73%	2.33%	2.95%	4.28%	133 bps
5-year UST	0.96%	1.26%	2.46%	3.04%	4.09%	105 bps
10-year UST	1.49%	1.51%	2.34%	3.01%	3.83%	82 bps
2-year UST to 10-year UST spread	121 bps	78 bps	1 bps	6 bps	-45 bps	-51 bps

Interest Rate Swap Rates
2-year swap	0.38%	0.94%	2.55%	3.28%	4.55%	127 bps
5-year swap	1.05%	1.37%	2.52%	3.08%	4.14%	106 bps
10-year swap	1.51%	1.58%	2.41%	3.09%	3.88%	79 bps
2-year swap to 2-year UST spread	10 bps	21 bps	22 bps	33 bps	27 bps	-6 bps
10-year swap to 10-year UST spread	2 bps	7 bps	7 bps	8 bps	5 bps	-3 bps

London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	0.08%	0.10%	0.45%	1.79%	3.14%	135 bps
3-month LIBOR	0.13%	0.21%	0.96%	2.29%	3.75%	146 bps
SOFR	0.05%	0.05%	0.29%	1.50%	2.98%	148 bps

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

The U.S. federal government enacted a legislative solution for certain LIBOR contracts, which in some cases inserts fallback language into the contract or provides a determining party with a safe harbor from litigation. Under the legislation, the Board of Governors of the Federal Reserve (the “Federal Reserve”) is required to promulgate rules designating a SOFR-based rate and incorporating the statutory spread adjustments for each LIBOR tenor (which match the ARRC/ISDA spread adjustments, including the 1-year transition period for consumer loans) as the replacement rates for covered LIBOR contracts. The Federal Reserve has proposed (i) SOFR compounded in arrears for derivatives, using the same methodology as the ISDA protocol, (ii) CME Term SOFR for all other covered non-GSE cash products and (iii) a 30-day compounded SOFR average for certain GSE contracts, but the proposed rules remain subject to public comment.

Any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. The likely market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. We are still evaluating the potential effect of LIBOR's end on our borrowing costs and other operations, which remains uncertain given the varying replacement rates and timing.

We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of September 30, 2022, these financial instruments include interest rate swap agreements and preferred stock and unsecured notes issued by us.

As of September 30, 2022, we had $105 million notional amount of interest rate swaps outstanding that expire after June 30, 2023 in which we make semiannual interest payments based upon a fixed interest rate and receive quarterly interest payments based upon the prevailing three-month LIBOR on the date of reset. The interest rate swap agreements are centrally cleared by the Chicago Mercantile Exchange (“CME”) which acts as the calculation agent with the terms and conditions of each interest rates swap agreement defined in the CME Rulebook and supplemented by the rules published by the International Swaps and Derivative Association, Inc. (“ISDA”). The fallback terms of interest rate swap agreements that have LIBOR as a reference rate were not originally designed to cover a permanent discontinuation of LIBOR. On October 23, 2020, ISDA amended its rules to provide LIBOR fallback protocols and provisions for bilateral interest rate swap agreements, including defining the LIBOR cessation triggering events and robust fallback provisions. Under the fallback provisions, the existing contractual rate based on LIBOR rate would fall back to a rate based on SOFR adjusted for the difference in tenor plus a spread adjustment for the historical differences between the two rates. On January 25, 2021, the CME amended its Rulebook to incorporate ISDA’s LIBOR fallback provisions for both new and legacy centrally cleared interest rate swap agreements.

As of September 30, 2022, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period. We expect the federal legislation to automatically invalidate such polling provisions and provide a safe harbor for those, like the calculation agent, who are contractually responsible for determining LIBOR replacements if the agent replaces LIBOR with the SOFR-based rate selected by the Federal Reserve. We expect that the Federal Reserve's final rules will affect the selection of the replacement rate under these instruments.

As of September 30, 2022, we had 964,823 shares of Series C Preferred Stock outstanding with a liquidation preference of $24.1 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for us to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. We expect all of these provisions to be invalidated by the federal legislation. If we determine that LIBOR has been discontinued, we will appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. We expect that the federal legislation and the Federal Reserve's final rules will affect the selection of the replacement rate under these instruments.

We are still evaluating the effect of any such rate replacement changes, any establishment of alternative reference rates and the potential for further reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect LIBOR to be available through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that LIBOR will become unavailable or nonrepresentative prior to that point. Uncertainty as to the nature of potential rate changes, alternative reference rates or other reforms may adversely affect the market for, or value of, any securities, loans, derivatives and other financial obligations on which the interest or dividend is determined by reference to LIBOR, which could negatively impact our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Portfolio Overview

The following table summarizes our asset and capital allocation of our investment strategies as of September 30, 2022 (dollars in thousands):

	September 30, 2022
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$164,585	$164,585	57%	0.2
Single-family residential properties	82,219	26,726	9%	2.1
Credit investments (3)	169,940	59,670	20%	1.8
Agency MBS (4)	208,124	40,814	14%	4.2
Total invested capital	$624,868	291,795	100%
Cash and other corporate capital, net		9,694
Total investable capital		$301,489		1.2

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
(3)
Includes our net investment of $24,782 in VIEs with gross assets and liabilities of $207,383 and $182,601, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Agency MBS assets include the fair value of the agency MBS which underlie the Company's TBA forward purchase and sale commitments. In accordance with GAAP, the Company's TBA forward commitments are reflected on the consolidated balance sheets as derivative assets and liabilities at fair value in the financial statement line items "other assets" and "other liabilities". As of September 30, 2022, the fair value of the underlying agency MBS that underlie the Company's net short position in TBA commitments had a fair value of $(236,998) with a net carrying value of $4,023.

MSR Financing Receivables

As of September 30, 2022, we had $164.6 million of MSR financing receivable investments at fair value. We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty. The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly. The transactions are accounted for as a financing receivable in our consolidated financial statements. The following tables present further information about our MSR financing receivable investments as of September 30, 2022 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$114,899	$49,686	$164,585

(1)
Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$190,085	$(27,863)	$2,244	$13,176	$(13,057)	$164,585	0.2

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$12,764,245	3.09%	0.25%	21 months	1.37%	5.48	$175,230
Freddie Mac	1,045,337	3.72%	0.25%	19 months	1.42%	5.68	14,855
Total/weighted-average	$13,809,582	3.14%	0.25%	21 months	1.38%	5.50	$190,085

(1)
Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Credit Investment Portfolio

As of September 30, 2022, our credit investment portfolio was primarily comprised of a $29.4 million commercial mortgage loan secured by a first lien position in healthcare facilities and $140.5 million in non-agency MBS or ABS investments collateralized by either commercial mortgage loans, business purpose residential mortgage loans, residential mortgage loans or residential solar panel loans, including a $24.8 million net investment in VIEs consolidated for GAAP financial reporting purposes. The following table presents further information about our credit investments as of September 30, 2022 (dollars in thousands):

	Fair Value (1)	Market Price	Leverage
Commercial MBS	$108,330	$99.84	4.9
Commercial mortgage loan	29,375	100.00	2.3
Residential MBS - interest-only (2)	18,970	8.24	—
Residential MBS (2)	1,035	63.86	—
Business purpose residential MBS (3)	9,882	91.16	—
Residential solar panel loan ABS	2,348	46.40	—
Total/weighted-average	$169,940		1.8

(1)
For credit investments in securities, includes contractual accrued interest receivable.
(2)
Residential MBS – interest-only and residential MBS, in combination, reflect our net investment at fair value of $20,005 in a VIE with gross assets and liabilities of $202,355 and $182,350, respectively, that is consolidated for GAAP financial reporting purposes.
(3)
Includes our net investment of $4,777 in a VIE with gross assets and liabilities of $5,028 and $251, respectively, that is consolidated for GAAP financial reporting purposes.

SFR Rental Properties

The following tables present further information about our SFR rental properties as of September 30, 2022 (dollars in thousands):

Market	Number of Properties	Gross Book Value	Average Gross Book Value	Average Square Feet	Average Year Built
Atlanta, GA	56	$20,082	$359	2,099	2006
Dallas, TX	49	17,894	365	1,874	2015
Huntsville, AL	34	11,850	349	2,203	2016
Birmingham, AL	35	9,606	274	1,653	2017
Tulsa, OK	29	8,548	295	1,842	2016
Charlotte, NC	18	6,593	366	1,915	2009
Kansas City, MO	16	5,020	314	1,969	2014
Memphis, TN	9	2,626	292	1,761	2005
Total/weighted average	246	$82,219	$334	1,940	2013

Status of Property	Number of Properties	Gross Book Value
In rehabilitation	4	$1,341
In marketing	25	8,706
Leased not yet occupied	3	1,030
Leased and occupied	214	71,142
Total	246	$82,219

As of September 30, 2022, we also had commitments to acquire five properties for an aggregate purchase price of $1.5 million.

Agency MBS Investment Portfolio

Our agency MBS consisted of the following as of September 30, 2022 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.0%	$69,786	$(2,528)	$67,258	$(6,307)	$60,951	$87.34	3.00%	10.3
4.0%	198,079	1,206	199,285	(15,079)	184,206	93.00	4.00%	9.3
4.5%	209,514	(4,032)	205,482	(5,525)	199,957	95.44	4.50%	9.7
5.5%	7	—	7	1	8	102.82	5.50%	6.2
Total/weighted-average	$477,386	$(5,354)	$472,032	$(26,910)	$445,122	$93.24	4.07%	9.6

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$258,206	$(3,883)	$254,323	$(13,306)	$241,017	$93.34	4.09%	9.4
Freddie Mac	219,180	(1,471)	217,709	(13,604)	204,105	93.12	4.06%	9.9
Total/weighted-average	$477,386	$(5,354)	$472,032	$(26,910)	$445,122	$93.24	4.07%	9.6

The annualized prepayment rate for our agency MBS was 6.36% for the three months ended September 30, 2022. As of September 30, 2022, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 29% and 18% in specified pools of high loan-to-value and low balance loans, respectively, while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.28 of a percentage point as of September 30, 2022.

Our agency MBS investment portfolio may also include net long TBA positions, which are primarily the result of executing sequential series of “dollar roll” transactions that are settled on a net basis. In addition to transacting in net long positions in TBA securities for investment purposes, we may also, from time to time, transact in net sale (or “net short”) positions in TBA securities for the purpose of economically hedging a portion of the sensitivity of the fair value of our investments in agency MBS to changes in interest rates. In accordance with GAAP, we account for our net long and net short TBA positions as derivative instruments. Information about our net long and net short TBA positions as of as of September 30, 2022 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.5% 30-year MBS sale commitments	$(60,000)	$(56,803)	$(53,897)	$2,906
4.0% 30-year MBS sale commitments	(100,000)	(93,359)	(92,680)	679
4.5% 30-year MBS sale commitments	(95,000)	(90,859)	(90,421)	438
Total net long (short) agency TBA positions	$(255,000)	$(241,021)	$(236,998)	$4,023

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

Economic Hedging Instruments

We attempt to hedge a portion of our exposure to interest rate fluctuations associated with our agency MBS primarily through the use of interest rate hedging instruments. Specifically, these interest rate hedging instruments are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. As of September 30, 2022, the interest rate hedging instruments that we primarily used were interest rate swap agreements.

Our LIBOR-based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date. Our SOFR-based interest rate swap agreements represent agreements to make annual interest payments based upon a fixed interest rate and receive annual variable interest payments based upon the daily SOFR over the preceding annual period. Information about our outstanding interest rate swap agreements in effect as of September 30, 2022 is as follows (dollars in thousands):

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)
Years to maturity:
Less than 3 years	$125,000	1.82%	2.78%	0.96%	1.6
3 to less than 10 years	70,000	2.53%	3.11%	0.58%	5.4
Total / weighted-average	$195,000	2.07%	2.90%	0.83%	3.0

In addition to interest rate swap agreements, we may also use exchange-traded U.S. Treasury note futures that mature on a quarterly basis. Upon the maturity date of these futures contracts, we have the option to either net settle each contract in cash in an amount equal to the difference between the current fair value of the underlying U.S. Treasury note and the contractual sale price inherent to the futures contract, or to physically settle the contract by delivering the underlying U.S. Treasury note. As of September 30, 2022, we had no outstanding U.S. Treasury note futures.

Results of Operations

Net Operating Income

Net operating income primarily represents the interest and other income recognized from our investments in financial assets and rent revenues recognized from SFR properties net of the interest expense incurred from repurchase agreement financing arrangements or other short and long-term borrowing transactions and SFR property operating expenses.

Net operating income does not include TBA agency MBS dollar roll income (expense), which we believe represents the economic equivalent of net interest income (expense) earned (incurred) from our investments in non-specified fixed-rate agency MBS, nor does it include the net interest income or expense of our interest rate swap agreements, which are not designated as hedging instruments for financial reporting purposes. In our consolidated statements of comprehensive income, TBA agency MBS dollar roll income (expense) and the net interest income or expense from our interest rate swap agreements are reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “investment and derivative gain (loss), net.”

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

•
Board of Director fees; and other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, corporate registration fees, local license taxes, office supplies and other miscellaneous expenses.

Three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021

The following table presents the summary financial information for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and other income	$12,388	$6,346	$28,557	$19,650
Rent revenues from single-family residential properties	2,103	—	5,304	—
Interest expense	(5,972)	(1,914)	(13,673)	(6,373)
Single-family residential property operating expenses	(1,872)	(36)	(5,318)	(36)
Net operating income	6,647	4,396	14,870	13,241
Investment and derivative gain (loss), net	1,235	(1,313)	778	(17,108)
General and administrative expenses	(3,377)	(2,897)	(10,448)	(8,724)
Income (loss) before income taxes	4,505	186	5,200	(12,591)
Income tax provision	1,074	436	4,163	758
Net income (loss)	3,431	(250)	1,037	(13,349)
Dividend on preferred stock	(675)	(731)	(2,124)	(2,177)
Net income (loss) available (attributable) to common stock	$2,756	$(981)	$(1,087)	$(15,526)
Diluted earnings (loss) per common share	$0.10	$(0.03)	$(0.04)	$(0.47)
Weighted-average diluted common shares outstanding	28,913	31,927	28,973	32,720

Interest and Other Income

Interest and other income increased $6.1 million, or 96.8%, from $6.3 million for the three months ended September 30, 2021 to $12.4 million for the three months ended September 30, 2022. Interest and other income increased $8.9 million, or 45.2%, from $19.7 million for the nine months ended September 30, 2021 to $28.6 million for the nine months ended September 30, 2022. The increase from the comparative periods is primarily the result of a higher average investment balance in higher yielding MSR financing receivables as well as a higher average investment balance in mortgage loans of consolidated VIEs.

The components of interest and other income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022			2021
	Average	Interest &		Average	Interest &
	Balance	Other Income	Yield	Balance	Other Income	Yield
Agency MBS	$365,212	$3,631	3.98%	$700,865	$2,660	1.52%
Credit investments	145,485	2,736	7.52%	65,419	1,247	7.62%
Mortgage loans of consolidated VIEs	248,892	2,303	3.70%	29,031	301	4.15%
MSR financing receivables	90,490	3,608	15.95%	87,933	1,945	8.85%
Other	705	110		5,291	193
Total	$850,784	$12,388	5.82%	$888,539	$6,346	2.86%

	Nine Months Ended September 30,
	2022			2021
	Average	Interest &		Average	Interest &
	Balance	Other Income	Yield	Balance	Other Income	Yield
Agency MBS	$345,866	$7,188	2.77%	$717,865	$8,428	1.57%
Credit investments	88,184	4,580	6.92%	73,939	4,286	7.73%
Mortgage loans of consolidated VIEs	233,711	5,268	3.01%	55,275	2,764	6.67%
MSR financing receivables	101,003	10,973	14.49%	51,813	3,693	9.50%
Other	2,599	548		5,309	479
Total	$771,363	$28,557	4.94%	$904,201	$19,650	2.90%

The effects of changes in the composition of our investments in financial assets on interest and other income are summarized below (dollars in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	vs.			vs.
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$2,245	$(1,274)	$971	$3,128	$(4,368)	$(1,240)
Credit investments	(450)	1,939	1,489	(1,793)	2,087	294
Mortgage loans of consolidated VIEs	(274)	2,276	2,002	(6,416)	8,920	2,504
MSR financing receivables	1,606	57	1,663	3,774	3,506	7,280
Other	84	(167)	(83)	314	(245)	69
Total	$3,211	$2,831	$6,042	$(993)	$9,900	$8,907

Rent Revenues from SFR Properties

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021. The homes we acquire may require minor refurbishment prior to a tenant occupying the property. In addition, there is typically a lease marketing period prior to a new tenant occupying the home. We expect the time period between the date of settlement of the home purchase and the date the house is occupied by a tenant to average between 30 to 60 days. The timing of the earnings benefit to us will be dictated by the pace of home purchases, the level of any property level refurbishments and the length of the lease marketing period. For the three and nine months ended September 30, 2022, we had rental income of $2.1 million and $5.3 million, respectively.

Interest Expense

Interest expense increased $4.1 million, or 215.8%, from $1.9 million for the three months ended September 30, 2021 to $6.0 million for the three months ended September 30, 2022. Interest expense increased $7.3 million, or 114.1%, from $6.4 million for the nine months ended September 30, 2021 to $13.7 million for the nine months ended September 30, 2022. The increase from the comparative periods is primarily the result of a higher average balance in secured debt of consolidated VIEs, the addition of long-term debt secured by SFR properties and higher interest rates on repurchase agreement financings, partially offset by lower interest rates on secured debt of consolidated VIEs.

The components of interest expense are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2022			2021
	Average	Interest		Average	Interest
	Balance	Expense	Cost	Balance	Expense	Cost
Repurchase agreements	$430,792	$2,863	2.60%	$599,224	$306	0.20%
Long-term debt secured by SFR properties	96,677	741	3.00%	—	—
Long-term unsecured debt	86,251	1,456	6.75%	93,899	1,435	6.11%
Secured debt of consolidated VIEs	232,657	912	1.57%	16,452	173	4.21%
Total	$846,377	$5,972	2.79%	$709,575	$1,914	1.08%

	Nine Months Ended September 30,
	2022			2021
	Average	Interest		Average	Interest
	Balance	Expense	Cost	Balance	Expense	Cost
Repurchase agreements	$351,960	$3,902	1.46%	$601,897	$1,197	0.26%
Long-term debt secured by SFR properties	84,901	1,867	2.90%	—	—
Long-term unsecured debt	86,154	4,226	6.54%	80,000	3,736	6.23%
Secured debt of consolidated VIEs	218,021	3,678	2.25%	41,443	1,440	4.63%
Total	$741,036	$13,673	2.45%	$723,340	$6,373	1.17%

The effects of changes in the composition of our debt obligations on interest expense are summarized below (dollars in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	vs.			vs.
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Rate	Volume	Total Change	Rate	Volume	Total Change
Repurchase agreements	$(2,643)	$86	$(2,557)	$(3,202)	$497	$(2,705)
Long-term debt secured by SFR properties	—	(741)	(741)	—	(1,867)	(1,867)
Long-term unsecured debt	(138)	117	(21)	(203)	(287)	(490)
Secured debt of consolidated VIEs	1,530	(2,269)	(739)	3,899	(6,137)	(2,238)
Total	$(1,251)	$(2,807)	$(4,058)	$494	$(7,794)	$(7,300)

SFR Properties Operating Expenses

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021. The homes we acquire may require minor refurbishment prior to a tenant occupying the property. During the period prior to a lease commencement date as well as subsequently, we incur property costs such as real estate taxes, insurance, homeowner association fees and depreciation. For the three months ended September 30, 2022, we had property operating expenses of $1.9 million, including $0.6 million of depreciation expense. For the nine months ended September 30, 2022, we had property operating expenses of $5.3 million, including $2.0 million of depreciation expense.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss on agency MBS investments, net	$(22,728)	$(2,447)	$(59,276)	$(24,532)
(Loss) gain on credit investments, net	(1,246)	546	(639)	2,364
Gain on SFR properties, net	14,407	—	14,438	—
Gain on MSR financing receivables	4,292	4,452	35,502	8,388
TBA commitments, net:
TBA dollar roll (expense) income	(421)	1,064	682	3,678
Other gain (loss) from TBA commitments, net	2,998	(2,082)	(1,971)	(12,204)
Total gain (loss) on TBA commitments, net	2,577	(1,018)	(1,289)	(8,526)
Interest rate derivatives:
Net interest income (expense) on interest rate swaps	258	(379)	(315)	(2,276)
Other gain (loss) from interest rate derivative instruments, net	3,818	(1,930)	13,178	7,037
Total gain (loss) on interest rate derivatives, net	4,076	(2,309)	12,863	4,761
Other investments, net	(143)	(537)	(821)	437
Investment and derivative gain (loss), net	$1,235	$(1,313)	$778	$(17,108)

General and Administrative Expenses

General and administrative expenses increased by $0.5 million from $2.9 million for the three months ended September 30, 2021 to $3.4 million for the three months ended September 30, 2022. General and administrative expenses increased by $1.7 million from $8.7 million for the nine months ended September 30, 2021 to $10.4 million for the nine months ended September 30, 2022. The increase in general and administrative expenses for the three and nine months ended September 30, 2022 is primarily due to an increase in compensation and benefits expense primarily as a result of an increase in performance based management incentive compensation.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes. As a result, for the three months ended September 30, 2022 and 2021, we recognized a provision for income taxes of $1.1 million and $0.4 million, respectively, on the pre-tax net income of our TRSs. For the nine months ended September 30, 2022 and 2021, we recognized a provision for income taxes of $4.2 million and $0.8 million, respectively, on the pre-tax net income of our TRSs. As noted in “Non-GAAP Earnings Available for Distribution” below, our computation of non-GAAP earnings available for distribution includes a provision for income taxes on the earnings available for distribution of our TRSs. TRS earnings available for distribution is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses. In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS earnings available for distribution and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.” Below is a reconciliation of the income tax provision for TRS earnings available for distribution, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax provision for TRS earnings available for distribution	$668	$85	$1,203	$157
Income tax provision for TRS investment gains, net	406	351	2,960	601
GAAP income tax provision	$1,074	$436	$4,163	$758

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

TBA dollar roll income (expense) represents the economic equivalent of net interest income (expense) generated from our transactions in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income (expense) is generated (incurred) as a result of delaying, or “rolling,” the settlement of a forward-settling purchase (sale) of a TBA agency MBS by entering into an offsetting “spot” sale (purchase) with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase (sale) with the same counterparty of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the spot sale (purchase). The price discount of the forward-settling purchase (sale) relative to the contemporaneously executed spot sale (purchase) reflects compensation to the seller for the interest income (inclusive of expected prepayments) that, at the time of sale, is expected to be foregone as a result of relinquishing beneficial ownership of the MBS from the settlement date of the spot sale until the settlement date of the forward purchase, net of implied repurchase financing costs. We calculate dollar roll income (expense) as the excess of the spot sale (purchase) price over the forward-settling purchase (sale) price and recognize this amount ratably over the period beginning on the settlement date of the sale (purchase) and ending on the settlement date of the forward purchase (sale). In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income (expense) is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “investment and derivative gain (loss), net.”

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

The following table provides a reconciliation of GAAP net income (loss) to non-GAAP earnings available for distribution for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) available (attributable) to common stock	$2,756	$(981)	$(1,087)	$(15,526)
Add (less):
Investment and derivative (gain) loss, net	(1,235)	1,313	(778)	17,108
Income tax provision for TRS investment gain	406	351	2,960	601
Depreciation of single-family residential properties	632	12	1,951	12
Stock-based compensation expense	919	520	2,672	1,560
Add back:
TBA dollar roll (expense) income	(421)	1,064	682	3,678
Interest rate swap net interest income (expense)	258	(379)	(315)	(2,276)
Non-GAAP earnings available for distribution	$3,315	$1,900	$6,085	$5,157
Non-GAAP earnings available for distribution per diluted common share	$0.11	$0.06	$0.21	$0.16
Weighted average diluted common shares outstanding	28,913	32,243	29,504	33,032

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

As of September 30, 2022, our debt-to-equity leverage ratio was 3.5 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio. Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, long-term debt secured by single-family properties, net payable or receivable for unsettled securities, net contractual forward price of our TBA purchase and sale commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital. Our investable capital is calculated as the sum of our stockholders’ equity plus our accumulated depreciation of our SFR properties and long-term unsecured debt. As of September 30, 2022, our “at risk” leverage ratio was 1.2 to 1.

As of September 30, 2022, our liquid assets totaled $45.9 million consisting of cash and cash equivalents of $13.8 million and settled unencumbered agency MBS of $32.1 million at fair value.

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

Cash Flows

As of September 30, 2022, our cash totaled $16.3 million, which included cash and cash equivalents of $13.8 million, restricted cash of $0.6 million, and restricted cash of consolidated VIEs of $1.9 million, representing a net decrease of $5.5 million from $21.8 million as of December 31, 2021. Cash used in operating activities of $2.4 million during the nine months ended September 30, 2022 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $48.1 million during the nine months ended September 30, 2022 was primarily generated by sales of agency MBS and credit securities, sales of single-family properties, distributions received on our MSR financing receivables, receipt of principal payments from agency MBS and credit securities and principal receipts on loans and mortgage loans of consolidated VIEs, partially offset by purchases of new agency MBS, credit securities, MSR financing receivables and SFR properties. Cash used in financing activities of $51.2 million during the nine months ended September 30, 2022 was primarily from repayments of repurchase agreements, net repayments of secured debt of consolidated VIEs, repayments of long-term debt secured by single-family properties, dividend payments to stockholders and from repurchases of our common stock, partially offset by proceeds from long-term debt secured by single-family properties.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

September 30, 2022
Agency MBS repurchase financing:
Repurchase agreements outstanding	$319,538
Agency MBS collateral, at fair value	336,277
Net amount (1)	16,739
Weighted-average rate	3.02%
Weighted-average term to maturity	13.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$89,809
MBS collateral, at fair value	99,821
Net amount (1)	10,012
Weighted-average rate	3.68%
Weighted-average term to maturity	26.5 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,563
Mortgage loans collateral, at fair value	29,375
Net amount (1)	8,812
Weighted-average rate	5.27%
Weighted-average term to maturity	327.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$429,910
Mortgage investments collateral, at fair value	465,473
Net amount (1)	35,563
Weighted-average rate	3.27%
Weighted-average term to maturity	30.8 days
Maximum amount outstanding at any month-end during the period	$457,589

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties. As of September 30, 2022, we had outstanding repurchase agreement balances with eight counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of September 30, 2022, no more than 4.7% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 14.5% of our stockholders’ equity.

Long-term Debt Secured by SFR Properties

McLean SFR Investment, LLC (“McLean SFR”), a wholly-owned subsidiary of Arlington Asset, is party to a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties. Under the terms of the loan agreement, loan advances may be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150 million. Advances under the loan agreement may be drawn during the advance period, which ends on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023. The outstanding principal balance is due on October 9, 2026 and advances under the loan agreement bear interest at a fixed rate of 2.76%. During the advance period, McLean SFR is subject to a commitment fee on the unfunded commitment if the outstanding loan balance is below certain thresholds. As of September 30, 2022, the outstanding principal balance was $57.0 million.

Through September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the excess of (i) the sum of the present value of all remaining scheduled payments of principal and interest on the principal amount of the loan being prepaid discounted using a U.S. Treasury rate over (ii) the outstanding principal balance of the loan. Subsequent to September 28, 2024, the outstanding principal balance may be prepaid in an amount equal to the outstanding principal balance plus accrued interest. On March 25, 2022, McLean SFR entered into a waiver agreement with the lender that waived any prepayment fee determined in accordance with the prior sentence on the portion of outstanding loan balance prepaid with the sale proceeds from the sale of 371 SFR properties consummated on August 19, 2022 in exchange for a one-time waiver fee of 0.80% of the outstanding principal balance prepaid.

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

Long-Term Unsecured Debt

As of September 30, 2022, we had $86.3 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.4 million. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of September 30, 2022 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our 6.00% Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of September 30, 2022 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of September 30, 2022 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at our option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

As of September 30, 2022, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the FCM (dollars in thousands):

	September 30, 2022
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$195,000	$3,228

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024. As of September 30, 2022, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, we can request the mortgage servicing counterparty utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us. As of September 30, 2022, our mortgage servicing counterparty has a $75 million credit facility that is secured by its MSRs including MSRs to which our MSR financing receivables are referenced. On October 15, 2022, our mortgage servicing counterparty increased its existing credit facility to $100 million. As of September 30, 2022, we had the ability to utilize approximately 89% of our mortgage servicing counterparty’s available capacity under its credit facility. In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value pledged. Under our mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables. Draws under the facility bear interest at term SOFR plus 2.90% with a SOFR floor of 1.60% and a maturity date of April 28, 2023 with a one-year borrower extension option.

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

As of September 30, 2022, our mortgage servicing counterparty has drawn $40.6 million of financing under its credit facility, including $27.9 million attributable to us, collateralized by an estimated $247.9 million of MSRs, including $58.0 million attributable to us, and $2.8 million of servicer advances, including $0.7 million attributable to us.

Investment Commitments

We are party to an investment management agreement with a third party to invest up to a minimum $55 million of capital in SFR properties. As of September 30, 2022, we have fully funded the $55 million capital commitment. Under the terms of the investment management agreement, if we were to terminate the commitment, we would have to pay a termination fee equal to a fixed amount less inception to date fees paid.

As of September 30, 2022, we had commitments to acquire five SFR properties for an aggregate purchase price of $1.5 million.

As of September 30, 2022, we are a party to a participation agreement pursuant to which we have committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, we are obligated to fund the last $30 million of advances under the revolving credit facility. As of September 30, 2022, our unfunded commitment was $30.0 million.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock. Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. As of September 30, 2022, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of September 30, 2022, we had Series B Preferred Stock outstanding with a liquidation preference of $9.5 million. The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of September 30, 2022, we had Series C Preferred Stock outstanding with a liquidation preference of $24.1 million. The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.” The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

During the nine months ended September 30, 2022, we issued 6,058 shares of Series B preferred stock for proceeds net of selling commissions and expenses of $0.1 million under the Series B preferred equity distribution agreement. As of September 30, 2022, we had 1,602,566 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

As of September 30, 2022, we had estimated NOL carryforwards of $162.8 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of September 30, 2022, we also had estimated NCL carryforwards of $156.8 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of September 30, 2022 and December 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of September 30, 2022 and December 31, 2021, we had consolidated for financial reporting purposes two and one, respectively, securitization trusts for which we determined that our investments provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We were not required to consolidate for financial reporting purposes any other VIEs as of September 30, 2022 and December 31, 2021, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities.

As of September 30, 2022 and December 31, 2021, we had not guaranteed any obligations of unconsolidated entities. As of September 30, 2022 and December 31, 2021, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2022
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$445,122	$433,884	$455,644
TBA commitments	4,023	10,072	(1,579)
MSR financing receivables	164,585	168,067	161,852
Interest rate swaps	260	2,826	(2,308)
Equity available to common stock (1)	181,575	182,434	181,194
Equity available to common stock percent change		0.47%	(0.21)%

	September 30, 2022
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$445,122	$421,838	$464,973
TBA commitments	4,023	16,580	(6,498)
MSR financing receivables	164,585	171,057	158,407
Interest rate swaps	260	5,393	(4,875)
Equity available to common stock (1)	181,575	182,453	179,591
Equity available to common stock percent change		0.48%	(1.09)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.6 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of September 30, 2022.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2022
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$445,122	$442,517	$447,727
TBA commitments	4,023	5,457	2,591
Equity available to common stock (1)	181,575	180,403	182,747
Equity available to common stock percent change		(0.65)%	0.65%

	September 30, 2022
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$445,122	$438,610	$451,634
TBA commitments	4,023	7,606	442
Equity available to common stock (1)	181,575	178,645	184,505
Equity available to common stock percent change		(1.61)%	1.61%

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

Cautionary Statement About Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•
the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) residential MBS that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”), (ii) MSR related assets, (iii) credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans, or (iv) SFR homes as rental properties;
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

On July 31, 2020, we announced that our Board of Directors authorized an increase to our share repurchase program (the “Repurchase Program”) pursuant to which we may purchase up to 18,000,000 shares of our common stock. As of September 30, 2022, we had repurchased 7,439,215 shares of our common stock and there remain available for repurchase 10,560,785 shares of our common stock under the current Repurchase Program.

The following table presents information with respect to our purchases of our common stock during the three months ended September 30, 2022 by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
July 1, 2022 - July 31, 2022	221,421	$3.19	221,421	10,811,721
August 1, 2022 - August 31, 2022	111,010	3.19	111,010	10,700,711
September 1, 2022 - September 30, 2022	139,926	3.02	139,926	10,560,785
Total	472,357	$3.14	472,357	10,560,785

On March 20, 2020, our Board of Directors authorized us to repurchase up to $25 million in the aggregate of our Series B Preferred Stock, Series C Preferred Stock, Senior Notes due 2023 and Senior Notes due 2025. As of September 30, 2022, we had repurchased an aggregate of $8.0 million of Preferred Stock and Senior Notes and had remaining authorization to repurchase up to $17.0 million of such securities.

The following table presents information with respect to our purchases of our Series C Preferred Stock during the three months ended September 30, 2022 by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
July 1, 2022 - July 31, 2022	11,541	$21.18	11,541	N/A
August 1, 2022 - August 31, 2022	46,911	20.72	46,911	N/A
September 1, 2022 - September 30, 2022	21,396	19.79	21,396	N/A
Total	79,848	$20.54	79,848	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 11, 2022, our Board of Directors approved our Amended and Restated Bylaws (our “Amended and Restated Bylaws”), effective as of the same date. Among other things, our Amended and Restated Bylaws enhance disclosure and procedural requirements in connection with shareholder nominations of directors, including by (i) requiring any shareholder submitting a director nomination notice to represent as to whether such shareholder intends to solicit proxies in support of director nominees, other than our nominees, in accordance with Rule 14a-19 under the Exchange Act, (ii) requiring such nominating shareholder to provide reasonable evidence, at our request, that certain requirements of Rule 14a-19 have been satisfied, (iii) permitting us to disregard proxies or votes solicited for such shareholder’s nominees if such shareholder fails to comply with the requirements of Exchange Act Rule 14a-19, (iv) limiting the number of director nominees a shareholder may nominate to the number of directors to be elected at the applicable meeting, and (v) incorporating other technical changes in light of the universal proxy rules adopted by the SEC.

The preceding summary of our Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to, and should be read in connection with, the complete copy of our Amended and Restated Bylaws attached hereto as Exhibit 3.05 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

On November 11, 2022, we entered into an agreement (the “Interest Purchase Agreement”) with AVHS SFR II LLC to sell our wholly-owned subsidiary, McLean SFR Investment, LLC, which includes all of our investments in SFR properties and our long-term debt facility secured by SFR properties, for $87.33 million including the assumption of the debt liability. The settlement of the sale is contingent upon the approval of the creditor of the long-term secured debt facility as well as other normal settlement conditions. If ultimately consummated, the sale is expected to settle in the fourth quarter. The foregoing description of the Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to a copy of the Interest Purchase Agreement filed as Exhibit 10.01 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

3.05	Amended and Restated Bylaws.*

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

4.16	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

4.17	Second Amendment to Shareholder Rights Agreement, dated as of April 11, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

10.01	Interest Purchase Agreement dated as of November 11, 2022, by and between McLean SFR Holdings, LLC and AVHS SFR II LLC.*

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

*** Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2022 and 2021, for the Three Months Ended June 30, 2022 and 2021, and for the Three Months Ended September 30, 2022 and 2021; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 14, 2022