Form 10-K
period 2022-12-31
Arlington Asset Investment Corp.
filed 2023-03-31
CIK 1209028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer		Accelerated filer	

Non-accelerated filer	☒	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates computed by reference to the last reported price at which the registrant’s Class A common stock was sold on the New York Stock Exchange on June 30, 2022 was $90.5 million.

As of February 28, 2023, there were 28,360,447 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (“SEC”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Annual Report on Form 10-K include, but are not limited to, statements about the following:

•
the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) residential mortgage-backed securities (“MBS”) that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”), (ii) mortgage servicing right (“MSR”) related assets, or (iii) credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans;
•
risks related to a resurgence of the coronavirus (“COVID-19”), including the impact on our business, financial condition, liquidity and results of operations due to a significant decrease in economic activity and disruptions in our financing operations, among other factors;
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
•
the effect of changes in inflation, prepayment rates, interest rates and default rates on our portfolio;
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
•
the uncertainty and economic impact of a resurgence of the coronavirus (“COVID-19”) pandemic; and
•
the effect of general economic conditions including the impact of a potential recessionary environment on our business.

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

We also previously allocated investment capital to a strategy of investing in single-family residential ("SFR") properties that consisted of acquiring, leasing and operating single-family residential homes as rental properties. During 2022, we sold our portfolio of SFR properties and are currently no longer anticipating allocating capital to our SFR investment strategy.

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

The following tables summarize our asset and capital allocation of our investment strategies as of December 31, 2022 and 2021, respectively (dollars in thousands):

	December 31, 2022
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$180,365	$180,365	63%	—
Credit investments (3)	167,519	58,485	21%	1.9
Agency MBS (5)	43,722	45,566	16%	—
Total invested capital	$391,606	284,416	100%
Cash and other corporate capital, net		19,329
Total investable capital		$303,745		0.3

		December 31, 2021
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$125,018	$125,018	43%	0.3
Credit investments (4)	65,626	44,946	16%	0.5
Agency MBS (5)	483,927	91,763	32%	4.3
Single-family residential properties	60,889	26,407	9%	1.5
Total invested capital	$735,460	288,134	100%
Cash and other corporate capital, net		21,987
Total investable capital		$310,121		1.5

(1)
Our investable capital is calculated as the sum of our shareholders’ equity capital plus accumulated depreciation of our single-family residential properties and long-term unsecured debt.
(2)
Our leverage is measured as the ratio of the sum of our repurchase agreement financing, long-term debt secured by SFR properties, net payable or receivable for unsettled securities, net contractual forward purchase or sale price of our to-be-announced ("TBA") commitments and leverage within our MSR financing receivables less our cash and cash equivalents compared to our investable capital.
(3)
Includes our net investment of $28,904 in variable interest entities with gross assets and liabilities of $198,511 and $169,607, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Includes our net investment of $9,708 in a variable interest entity with gross assets and liabilities of $10,218 and $510, respectively, that is consolidated for GAAP financial reporting purposes.
(5)
Agency MBS assets include the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments. In accordance with GAAP, our TBA forward commitments are reflected on the consolidated balance sheets as derivative assets and liabilities at fair value in the financial statement line items "other assets" and "other liabilities". As of December 31, 2022 and 2021, the fair value of the underlying agency MBS that underlie our net long (short) positions in TBA commitments had a fair value of $(399,818) and $0 with a carrying value of $5,630 and $109, respectively.

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

We do not hold the requisite licenses to purchase or hold MSRs directly. However, we have entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty, (i) we purchase the excess servicing spread from the mortgage servicer counterparty, entitling us to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) we fund the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, have an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return. Under the arrangement, we are obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans. The mortgage servicing counterparty is required to return to us subsequent servicing advances collected from the underlying borrowers or reimbursed by the GSEs. The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers.

Our investments in the excess servicing spread component of an MSR are considered mortgages on real property for REIT qualification purposes. However, our investments in the basic fee component of an MSR are not considered mortgages on real property for REIT qualification purposes. Accordingly, we invest in the basic fee component of an MSR in our taxable REIT subsidiary ("TRS"). As a result, any income we earn on the basic fee component of an MSR would be subject to corporate income tax.

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

Credit Investments

Our targeted credit investments generally include the following:

•
mortgage loans secured by residential real property
•
mortgage loans secured by commercial real property
•
non-agency MBS collateralized by residential mortgage loans
•
non-agency MBS collateralized by commercial mortgage loans
•
asset-backed securities ("ABS") collateralized by solar panel loans

The principal and interest of such credit investments are not guaranteed by a GSE or a U.S government agency. Accordingly, these investments carry a significantly higher level of credit exposure relative to the credit exposure of agency MBS. The credit investments in which we may invest may be non-investment grade or not rated by major rating agencies.

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

Commercial Mortgage Loans

Commercial mortgage loans are secured by commercial real property such as office, retail, multifamily, industrial, hospitality or healthcare facilities. The commercial mortgage loans in which we invest typically have a first lien in the underlying real property; however, we may also invest in loans that have a second lien or that are considered mezzanine loans. Commercial mortgage loans generally require the payment of interest monthly at a fixed-rate or floating rate based on a benchmark such as LIBOR, SOFR or the prime rate plus a spread and generally mature between three and ten years and may require periodic principal amortization with a balloon principal payment at maturity. Commercial mortgage loans typically have various covenants including financial covenants based on the performance of the property securing the loan.

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

Non-agency MBS are generally issued by a securitization trust referred to as either a Real Estate Mortgage Investment Conduit (“REMIC”) or a grantor trust. The securitization trust will generally issue both senior and subordinated interests. Senior securities are those interests in a securitization that have the first right to cash flows and are last in line to absorb losses, and, therefore, have the least amount of credit risk in a securitization transaction. In general, most, if not all, principal collected from the underlying mortgage loan pool is used to pay down the senior securities until certain performance tests are satisfied. If certain performance tests are satisfied, principal payments are allocated, generally on a pro rata basis, between the senior securities and the subordinated securities. Conversely, the most subordinate securities are those interests in a securitization that have the last right to cash flows and are first in line to absorb losses. Subordinate securities absorb the initial credit losses from a securitization structure, thus protecting the senior securities. Subordinate securities generally receive interest payments even if they do not receive principal payments. Our non-agency MBS may also include interest-only ("I/O") or principal-only ("P/O") strips issued by a securitization trusts. Holders of the I/O strips are entitled to only receive the interest payments of the underlying mortgages loans in the securitization trust while holders of the P/O strips are entitled to only receive the principal payments of the underlying mortgage loans in the securitization trust.

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

As of December 31, 2022, our agency MBS portfolio was comprised of securities collateralized by pools of fixed-rate mortgages that have original terms to maturity of 30 years. In the future, we may also invest in agency MBS collateralized by adjustable-rate mortgage loans (“ARMs”), hybrid ARMs, or loans with original terms to maturity of 15 or 20 years.

We purchase and sell agency MBS either in initial offerings or in the secondary market through broker-dealers or similar entities. We may also utilize to-be-announced (“TBA”) forward contracts in order to invest in agency MBS or to hedge our investments. A TBA security is a forward contract for the purchase or the sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a “dollar roll” transaction.

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

We may finance our agency MBS and credit investments using short-term secured borrowings structured as repurchase agreements. Under our repurchase agreements, we are subject to daily margin calls in the event the estimated fair value of existing pledged collateral declines and such lenders demand additional collateral. To mitigate our risk associated with daily margin calls on less liquid credit investments, we generally seek to limit the amount of our use of repurchase agreement financing secured by credit investments.

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

Income earned by a TRS is not attributable to the REIT. As a result, income that might not be qualifying income for the purpose of the income tests applicable to a REIT could be earned by a TRS without affecting our status as a REIT. A TRS is an entity that is taxable as a corporation in which we directly or indirectly own the stock and that elects with us to be treated as a TRS.

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

Net Operating Loss and Net Capital Loss Carryforwards

As of December 31, 2022, we had estimated NOL carryforwards of $162.5 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. NOL carryforwards totaling $14.6 million expire in 2028 and NOL carryforwards totaling $147.9 million have no expiration period. As of December 31, 2022, we also had estimated NCL carryforwards of $155.7 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $110.3 million in 2023, $14.2 million in 2026 and $31.2 million in 2027. Our estimated NOL and NCL carryforwards as of December 31, 2022 are subject to potential adjustments up to the time of filing our income tax returns.

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

Human Capital Resources

As of December 31, 2022, we had nine employees. We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our basis for recruitment, hiring, development, training, compensation and advancement is qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent.

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
•
Risks related to a resurgence of COVID-19.
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

As of December 31, 2022, we had total unsecured indebtedness (excluding payables, derivative liabilities and repurchase agreement financing) of $87.7 million, which includes $34.9 million in principal amount of our 6.75% Senior Notes due 2025 (the “Senior Notes due 2025”), $37.8 million in principal amount of our 6.00% Senior Notes due 2026 (the “Senior Notes due 2026” and, collectively with the Senior Notes due 2025, the “Senior Notes”) and $15.0 million in principal amount of subordinated unsecured long-term debentures due between 2033 and 2035. Our level of indebtedness could have important consequences to you, because:

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

The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the ARRC, a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for USD LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC has recommended SOFR and, in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Limited ("CME Term SOFR") plus, in each case, a recommended spread adjustment, as LIBOR's replacement.

The U.S. federal government enacted the Adjustable Interest Rate (LIBOR) Act ("LIBOR Act") to provide for uniform nationwide solution for certain contracts that do not have clear and practical provisions for replacing LIBOR after June 30, 2023. On December 16, 2022, the Federal Reserve Board implemented a final rule that implements the LIBOR Act and identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month and 12-month LIBOR in U.S. contracts that do not mature before LIBOR ends and that lack adequate fallback provisions that would replace LIBOR with a practicable replacement benchmark rate. The final rule also restates the safe harbor protections contained in the LIBOR Act for selection or use of the replacement benchmark rate selected by the Federal Reserve Board and clarifies who would be considered a determining person able to choose to use the replacement benchmark rate selected by the Federal Reserve Board for certain LIBOR contracts.

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

We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of December 31, 2022, these financial instruments include preferred stock and unsecured notes issued by us.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. While we expect one- and three-month LIBOR to be available in substantially their current form through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that these LIBOR tenors will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for, or value of, any securities, loans, derivatives and other financial obligations on which the interest or dividend is determined by reference to LIBOR, which could negatively impact our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

Investments in mortgage-related assets where repayment of principal and interest is not guaranteed by a U.S. government agency or GSE subject us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses on the underlying mortgage loans.

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

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, a pandemic, social unrest and civil disturbances. These risks may be more pronounced during times of market volatility and negative economic conditions.

We depend on third-party service providers, including mortgage servicers, for a variety of services related to our non-agency MBS, mortgage loan investments and MSR related assets. We are, therefore, subject to the risks associated with third-party service providers.

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

Economic disruptions may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments. The negative impact of an economic disruption on the business and operations of such servicers or other parties responsible for funding such advances could be significant.

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

Our investment portfolio may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to pay dividends to our stockholders. Our portfolio may contain other concentrations of risk, and we may fail to identify, detect or hedge against those risks, resulting in large or unexpected losses. This risk may be more pronounced during times of market volatility and negative economic conditions.

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

Our investments in MSR related assets expose us to additional risk of loss if our counterparty were unable to satisfy its obligation to us.

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

The counterparty to our agreements has the approvals from Fannie Mae and Freddie Mac and the requisite state licenses to hold and manage MSRs. While we are the owner of the “excess servicing spread” of the MSR, the mortgage servicing counterparty is the legal owner of the MSR and our right to receive proceeds on our MSR financing receivable from the basic fee component part of the transaction is an unsecured obligation of the mortgage servicing counterparty. If the counterparty were to default under its obligation to return any of the proceeds from the MSR financing receivable to us, we could realize a loss on our mortgage servicing related asset that could adversely affect our financial condition and results of operations.

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

An owner of an MSR is obligated to fund servicing advances for the payment of principal and interest due to the third-party owners of the loans, property taxes and insurance premiums, legal expenses and other protective advances that have not yet been received from the individual borrowers. Under the arrangements of our MSR financing receivables, we are required to fund to the mortgage servicing counterparty any servicing advances that it is required to fund as the owner of the referenced MSR. These advances may be subject to delays in recovery and may not be recoverable under certain circumstances. During periods of economic disruption, there is a greater possibility that mortgage loan borrowers could request forbearance of their monthly mortgage payments. In addition, agencies and other federal and state regulators may require servicers to grant forbearance under these circumstances. If a borrower is granted forbearance, the owner of the MSR would be required to fund the servicing advances. If we had to fund servicing advances under our mortgage servicing related assets, our liquidity and financial condition could be adversely affected.

Our investments are recorded at fair value based upon assumptions that are inherently subjective, and our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of our investments are materially higher than the values that we ultimately realize upon their disposal.

We measure the fair value of certain of our investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold because market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our securities could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

Our determination of the fair value of our investments includes prices based on estimates provided by third-party pricing sources including pricing services and dealers. In general, these pricing sources heavily disclaim their valuations. Our credit and MSR related investments trade infrequently and may be considered illiquid. Our determination of the fair value of certain of our credit and MSR related investments are based on significant unobservable inputs based on various assumptions made by our management or third-party pricing services. These significant unobservable inputs may include assumptions regarding future interest rates, prepayment rates, discount rates, costs of servicing, default rates, loss-given-default rates and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, and our determinations of fair value may differ materially from the values that would have been used if a public market for these investments existed. Depending on the complexity and liquidity of an investment, valuations of the same investment can vary substantially from one pricing service to another. Our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.

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

The ownership limits in our charter may discourage a takeover or business combination that may benefit our shareholders.

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

Any negative changes in the public’s perception of the prospects for our business or the types of assets in which we invest could depress our stock price regardless of our results. The following factors, among others, could contribute to the volatility of the price of our capital stock:

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

As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments). So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our REIT taxable income that we distribute to our shareholders on a timely basis. At present, it is our intention to distribute 100% of our REIT taxable income, although we will not be required to do so. We intend to make distributions of our REIT taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year. As of December 31, 2022, we had estimated NOL carryforwards of $162.5 million that can be used to offset future REIT taxable income and reduce our future distribution requirements. As of December 31, 2022, we also had estimated NCL carryforwards of $155.7 million that can be used to offset future net capital gains.

We have not established a minimum dividend payment level and the amount of future dividends, if any, may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors. Our Board of Directors’ determination to declare a dividend is based upon multiple factors, including REIT distribution requirements, current financial results, overall economic and market conditions, ongoing liquidity needs, opportunities to return capital to shareholders through accretive stock repurchases, available returns on new investments, and such other factors as our Board of Directors deems relevant from time to time. Our Board of Directors did not declare a dividend on our common stock for any quarter during 2022, and it is uncertain when our Board of Directors will determine to declare future dividends, if any, on our common stock. Accordingly, the timing and amount, if any, of future cash distributions to common stock shareholders is uncertain which may also negatively impact the market price of our common stock.

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

We rely extensively on computer systems to process transactions and manage our business, and our business is at risk from, and may be impacted by, third-party action including cybersecurity attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party providers. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts by sophisticated hacking organizations. Due to the greater use of remote working environments as a result of the COVID-19 pandemic, there is an elevated risk of such events occurring. We employ a number of measures to prevent, detect and mitigate these threats, which include password encryption, frequent password change events, firewall detection systems, anti-virus software and frequent backups; however, there can be no guarantee that such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, borrowers and vendors. A successful attack could disrupt and otherwise adversely affect our business operations and financial prospects, damage our reputation and involve significant legal and/or financial liabilities and penalties, including through lawsuits by third-parties.

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

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, many of which are beyond our control, including the market value of the investments we acquire, the performance of our hedging instruments, prepayment rates, credit performance of our investments, current events and changes in interest rates. As a result, we may fail to meet profitability or dividend expectations, which could negatively affect the market price of our securities and our ability to pay dividends to our shareholders.

A resurgence of COVID-19 or similar pandemic could cause severe disruptions in the U.S. and global economies that could adversely affect our business, financial conditions, liquidity and results of operations.

The COVID-19 outbreak caused significant volatility and disruption in the global financial markets that negatively affected our business. Although global efforts to contain the spread of COVID-19 have reduced the impact of the pandemic on global economies and financial markets, new COVID-19 variants or another highly infectious or contagious disease could emerge that could once again cause significant volatility and disruption to financial markets that could adversely affect our business, financial conditions, liquidity and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, mutations and new variants of the virus, the measures that may be taken by various governmental authorities in response to the outbreak and the possible further impacts on the global economy.

In particular, the resurgence of COVID-19 or similar pandemic presents the following risks and uncertainties to our business:

•
A significant decrease in economic activity and/or resulting decline in the real estate market could have an adverse effect on the value of our investments in mortgages. Mortgage borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates. Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage investments.
•
We may also experience more difficulty in our financing operations. COVID-19 caused mortgage REITs to experience severe disruptions in financing operations (including the cost, attractiveness and availability of financing), in particular the ability to utilize repurchase financing and the margin requirements related to such financing. We could experience an unwillingness or inability of our potential lenders to provide us with or to renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business.
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
•
The analytical models and data we use to value our investments may be more prone to inaccuracies in light of unprecedented conditions created by a resurgence of COVID-19 or similar pandemic.

Risks Related to Taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We have elected to be taxed as a REIT for U.S. federal income tax purposes, and we intend to operate so that we will qualify as a REIT. U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis.

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

If we fail to qualify as a REIT in any calendar year, we would be required to pay U.S. federal income tax on our REIT taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT for four taxable years following the year in which we failed to qualify.

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

As of December 31, 2022, we had an estimated NOL carryforward of $162.5 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. Estimated NOL carryforwards totaling $14.6 million expire in 2028 and NOL carryforwards totaling $147.9 million have no expiration period. As of December 31, 2022, we also had NCL carryforwards of $155.7 million that can be used to offset future net capital gains. The scheduled expirations of our NCL carryforwards are $110.3 million in 2023, $14.2 million in 2026 and $31.2 million in 2027. We can utilize our NCL carryforward to reduce our net capital gain income that would be subject to income taxes to the extent it is not distributed to our shareholders. Utilizing our NOL and NCL carryforwards may allow us to reduce our required distributions to shareholders or income tax liability which would allow us to retain future taxable income as capital. However, we may not generate sufficient taxable income of the appropriate tax character to fully utilize these carryforwards prior to their expiration. To the extent that our NOL or NCL carryforwards expire unutilized, we may not fully realize the benefit of these tax attributes which could lead to higher annual distribution requirements or tax liabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we do not own any property. Our executive and administrative office is located at 6862 Elm Street, Suite 320, McLean, Virginia 22101. We lease our office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “AAIC.” As of January 31, 2023, there were approximately 100 record holders of our common stock. However, most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated by reference from our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

Purchases of Equity Securities by the Issuer

On July 31, 2020, we announced that our Board of Directors authorized an increase to our share repurchase program (the “Repurchase Program”) pursuant to which we may repurchase up to 18,000,000 shares of our common stock. As of December 31, 2022, we had repurchased 7,804,296 shares of our common stock and there remain available for repurchase 10,195,704 shares of our common stock under the Repurchase Program.

The following table presents information with respect to our purchases of our common stock during the three months ended December 31, 2022, by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program
October 1, 2022 - October 31, 2022	225,700	$2.86	225,700	10,335,085
November 1, 2022 - November 30, 2022	139,381	3.09	139,381	10,195,704
December 1, 2022 - December 31, 2022	—	—	—	10,195,704
Total	365,081	$2.95	365,081	10,195,704

On March 20, 2020, our Board of Directors authorized us to repurchase up to $25 million in the aggregate of our Series B Preferred Stock, Series C Preferred Stock, Senior Notes due 2023 and Senior Notes due 2025. As of December 31, 2022, we had repurchased an aggregate of $8.0 million of Preferred Stock and Senior Notes and had remaining authorization to repurchase up to $17.0 million of such securities.

The following table presents information with respect to our purchases of our Series C Preferred Stock during the three months ended December 31, 2022 by us or any “affiliated purchaser” affiliated with us, as defined in Rule 10b-18(a)(3) under the Exchange Act:

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Repurchased as Part of Repurchase Program	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program (1)
October 1, 2022 - October 31, 2022	5,690	$18.25	5,690	N/A
November 1, 2022 - November 30, 2022	—	—	—	N/A
December 1, 2022 - December 31, 2022	2,000	21.27	2,000	N/A
Total	7,690	$19.04	7,690	N/A

ITEM 6. RESERVED

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an investment firm that currently focuses primarily on investing in mortgage related assets. Our investment capital is currently allocated between the following asset classes:

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

We also previously allocated investment capital to a strategy of investing in single-family residential ("SFR") properties that consisted of acquiring, leasing and operating single-family residential homes as rental properties. During 2022, we sold our portfolio of SFR properties and are currently no longer anticipating allocating capital to our SFR investment strategy.

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
•
other market developments.

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 3.87% as of December 31, 2022, a 236 basis point increase from the prior year end. The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury, inverted to a negative 56 basis points as of December 31, 2022 as the increases in the short-term interest rates have outpaced the rise in long-term interest rates. With the rise in the 10-year U.S. Treasury rate, residential mortgage rates increased significantly evidenced by the Fannie Mae average primary mortgage rate increasing by 331 basis points during 2022 to 6.42% as of December 31, 2022. The spread between the current coupon agency MBS and the 10-year swap rate widened 106 basis points during 2022. The rate of inflation continued to increase significantly during 2022 with the Consumer Price Index rising to a peak of 9.1% for the twelve month period ending June 30, 2022, one of the largest increases in over 40 years, before falling to 6.5% for the twelve month period ending December 31, 2022.

In order to address the persistently high inflation, the U.S. Federal Reserve has continued to take actions with the objective of lowering inflation by significantly raising interest rates. During 2022, the Federal Open Market Committee (“FOMC”) raised its target range for the federal funds rate at each of its scheduled meetings for a total increase of 425 basis points to a target range of 4.25% to 4.50% at its last meeting on December 14, 2022. In addition, the FOMC announced that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS. As of December 31, 2022, the market is expecting additional hikes totaling approximately 50 basis points in the next six months followed by rate cuts of approximately 25 basis points in the latter half of 2023 based on federal funds futures.

Prepayment speeds in the fixed-rate residential mortgage market decreased during 2022 primarily due to the rise in the primary mortgage rate driven by the increase in the 10-year U.S. Treasury rate. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, decreased during 2022 as a result of declining prepayment concerns. The spread between the market yield on agency MBS and benchmark interest rates widened during 2022 resulting in agency MBS underperforming relative to interest rate hedges. Conversely, valuation multiples of MSRs increased during 2022 driven primarily by declining prepayment speed expectations.

Housing price gains continue to remain historically high although they have begun to decelerate as evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 7.7% annual gain in November 2022, the fifth consecutive month of declining home prices. As the Federal Reserve continues to likely increase interest rates, more expensive mortgage financing along with a challenging macroeconomic environment may cause housing prices to continue to decelerate in the near future.

The following table presents certain key market data as of the dates indicated:

	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	Change - 2021 to 2022
30-Year FNMA Fixed Rate MBS (1)
2.0%	$102.09	$95.20	$89.89	$83.80	$84.63	$(17.46)
3.0%	103.64	97.55	93.11	86.81	87.71	(15.93)
3.5%	105.32	99.75	96.17	89.83	90.82	(14.50)
4.0%	106.41	101.58	98.62	92.68	93.77	(12.64)
4.5%	107.22	103.25	100.39	95.18	96.31	(10.91)
5.0%	109.06	105.16	102.07	97.34	98.52	(10.55)
Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	49 bps	108 bps	129 bps	180 bps	155 bps	106 bps
30 Year Fixed Mortgage Rate
Freddie Mac Average Primary Mortgage Rate	3.11%	4.67%	5.70%	6.70%	6.42%	331 bps
U.S. Treasury Rates ("UST")
2-year UST	0.73%	2.33%	2.95%	4.28%	4.43%	370 bps
5-year UST	1.26%	2.46%	3.04%	4.09%	4.00%	274 bps
10-year UST	1.51%	2.34%	3.01%	3.83%	3.87%	236 bps
2-year to 10-year UST Spread	78 bps	1 bps	6 bps	-45 bps	-56 bps	-134 bps
Interest Rate Swap Rates
2-year Swap	0.94%	2.55%	3.28%	4.55%	4.71%	377 bps
5-year Swap	1.37%	2.52%	3.08%	4.14%	4.02%	265 bps
10-year Swap	1.58%	2.41%	3.09%	3.88%	3.84%	226 bps
2-year Swap to 2-year UST Spread	21 bps	22 bps	33 bps	27 bps	28 bps	7 bps
10-year Swap to 10-year UST Spread	7 bps	7 bps	8 bps	5 bps	-3 bps	-10 bps
London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	0.10%	0.45%	1.79%	3.14%	4.39%	429 bps
3-month LIBOR	0.21%	0.96%	2.29%	3.75%	4.77%	456 bps
1-month Term SOFR	0.05%	0.30%	1.69%	3.04%	4.36%	431 bps
Twelve Month Percent Change in Consumer Price Index ("CPI")
Consumer Price Index for All Urban Consumers	7.00%	8.50%	9.10%	8.20%	6.50%	-50 bps

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

The U.S. Federal Reserve and the Federal Reserve Bank of New York jointly convened the ARRC, a steering committee comprised of private sector entities, each with an important presence in markets effected by LIBOR, and official-sector entities, including banking and financial sector regulators. The ARCC’s initial objectives were to identify risk-free alternative reference rates for USD LIBOR, identify best practices for contract robustness and create an implementation plan. The ARRC has recommended

SOFR and, in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Limited ("CME Term SOFR") plus, in each case, a recommended spread adjustment, as LIBOR's replacement.

The U.S. federal government enacted the Adjustable Interest Rate (LIBOR) Act ("LIBOR Act") to provide for uniform nationwide solution for certain contracts that do not have clear and practical provisions for replacing LIBOR after June 30, 2023. On December 16, 2022, the Federal Reserve Board implemented a final rule that implements the LIBOR Act and identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month and 12-month LIBOR in U.S. contracts that do not mature before LIBOR ends and that lack adequate fallback provisions that would replace LIBOR with a practicable replacement benchmark rate. The final rule also restates the safe harbor protections contained in the LIBOR Act for selection or use of the replacement benchmark rate selected by the Federal Reserve Board and clarifies who would be considered a determining person able to choose to use the replacement benchmark rate selected by the Federal Reserve Board for certain LIBOR contracts.

Any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of December 31, 2022, these financial instruments include preferred stock and unsecured notes issued by us.

As of December 31, 2022, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period. We expect the LIBOR Act to automatically invalidate such polling provisions and provide a safe harbor for those, like the calculation agent, who are contractually responsible for determining LIBOR replacements if the agent replaces LIBOR with the SOFR-based rate selected by the Federal Reserve. Accordingly, we expect that the calculation agent will select the SOFR-based rate selected by Federal Reserve in its final rule.

As of December 31, 2022, we had 957,133 shares of Series C Preferred Stock outstanding with a liquidation preference of $23.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for us to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. We expect all of these provisions to be invalidated by the LIBOR Act. We expect to appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. We expect that the calculation agent will select the SOFR-based rate selected by Federal Reserve in its final rule.

Portfolio Overview

The following table summarizes our asset and capital allocation of our investment strategies as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$180,365	$180,365	63%	—
Credit investments (3)	167,519	58,485	21%	1.9
Agency MBS (4)	43,722	45,566	16%	—
Total invested capital	$391,606	284,416	100%
Cash and other corporate capital, net		19,329
Total investable capital		$303,745		0.3

(1)
Our investable capital is calculated as the sum of our shareholders’ equity capital and long-term unsecured debt.
(2)
Our leverage is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward purchase or sale price of our TBA commitments and leverage within our MSR financing receivables less our cash and cash equivalents compared to our investable capital.
(3)
Includes our net investment of $28,904 in VIEs with gross assets and liabilities of $198,511 and $169,607, respectively, that is consolidated for GAAP financial reporting purposes.

(4)
Agency MBS assets include the fair value of the agency MBS which underlie our TBA forward purchase and sale commitments. In accordance with GAAP, our TBA forward commitments are reflected on the consolidated balance sheets as derivative assets and liabilities at fair value in the financial statement line items "other assets" and "other liabilities". As of December 31, 2022, the fair value of the underlying agency MBS that underlie our net short position in TBA commitments had a fair value of $(399,818) with a net carrying value of $5,630.

MSR Financing Receivables

As of December 31, 2022, we had $180.4 million of MSR financing receivable investments at fair value. We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty. The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly. The transactions are accounted for as a financing receivable in our consolidated financial statements. The following tables present further information about our MSR financing receivable investments as of December 31, 2022 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$134,469	$45,896	$180,365

(1)
Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$184,107	$(7,863)	$6,046	$10,643	$(12,568)	$180,365	0.04

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$12,547,523	3.09%	0.25%	24 months	1.35%	5.41	$169,839
Freddie Mac	1,023,446	3.72%	0.25%	22 months	1.39%	5.58	14,268
Total/weighted-average	$13,570,969	3.14%	0.25%	24 months	1.36%	5.42	$184,107

(1)
Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Credit Investment Portfolio

The following table presents information about our credit investments as of December 31, 2022 (dollars in thousands):

	Market Price	Fair Value (1)	Financing	Invested Capital (2)	Leverage
Commercial MBS	$98.93	$98,933	$88,953	$10,188	8.7
Commercial mortgage loan	100.00	29,264	20,485	8,931	2.3
Residential MBS - interest-only (3)	10.76	24,036	—	24,036	—
Residential MBS (3)	64.66	1,048	—	1,048	—
Business purpose residential MBS (4)	91.75	7,244	—	7,244	—
Corporate asset-backed loan (5)	100.00	4,914	—	4,958	—
Solar ABS	41.10	2,080	—	2,080	—
Total/weighted-average		$167,519	$109,438	$58,485	1.9

(1)
For non-commercial credit investments in securities, includes contractual accrued interest receivable.
(2)
Invested capital includes investment accrued interest receivable and financing accrued interest payable.
(3)
Residential MBS – interest-only and residential MBS, in combination, reflect our net investment at fair value of $25,084 in a VIE with gross assets and liabilities of $194,490 and $169,406, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Includes our net investment of $3,820 in a VIE with gross assets and liabilities of $4,021 and $201, respectively, that is consolidated for GAAP financial reporting purposes.
(5)
The corporate asset-backed loan was repaid in full on January 17, 2023.

Our classes of credit investments as of December 31, 2022 are summarized as follows:

Commercial MBS - We hold two AAA rated senior position commercial MBS which are summarized as follows:

•
A senior position commercial MBS with a fair value of $49.6 million and an unpaid principal balance of $50.0 million. The investment has 30.9% in subordinated credit support and is secured primarily by a first lien mortgage loan on a 153 room full-service hotel ("The Mark Hotel") located in New York, New York. The security carries a variable coupon rate of one-month term SOFR plus 2.70%.
•
A senior position commercial MBS with a fair value of $49.3 million and an unpaid principal balance of $50.0 million. The investment has 43.7% in subordinated credit support and is secured primarily by a first lien mortgage loan on a super-regional mall ("The Streets at Southpoint") located in Durham, North Carolina. The security carries a variable coupon rate of one-month term SOFR plus 3.00%.

Commercial mortgage loan - Our commercial mortgage loan investment is a $29.3 million participation in an unrated $86.6 million first lien mortgage loan secured by 42 midwestern health care facilities. The mortgage loan is guaranteed by the parent operating company. The loan carries a variable note rate of one-month term SOFR plus 5.61% and matures on March 23, 2023.

Residential MBS - Our residential MBS investments are an excess interest-only strip and a small first loss position in a securitized pool of performing non-qualified mortgage loans. The underlying collateral pool is comprised of 512 first lien mortgage loans with an original weighted average loan-to-value ratio of 69.2%. The weighted average note rate of the underlying mortgage loans was 4.77% as of December 31, 2022. At initial issuance, 64% of the underlying mortgage loans carried a fixed note rate. The delinquency rate of the underlying mortgage loans was 1.3% as of December 31, 2022.

Business purpose residential MBS - We hold residual interests in two securitized pools of business purpose residential mortgage loans with a combined fair value of $7.2 million. As of December 31, 2022, the underlying collateral pools are comprised of 28 first lien mortgage loans or foreclosed real estate with an unpaid principal balance of $7.5 million. The underlying collateral pools as of December 31, 2022 represented less than 5% of the original collateral pools. We expect substantial realization of the remaining value to occur within the next several quarters.

Corporate asset-backed loan - As of December 31, 2022, we held a $4.9 million loan stemming from a corporate asset-backed line of credit. The $4.9 million loan was repaid in full on January 17, 2023.

Solar ABS - We hold a first loss position in a securitized pool of loans for the purchase and installation of solar panels on residential real estate with a fair value of $2.1 million and unpaid principal balance of $5.1 million. As of December 31, 2022, the underlying collateral pool was comprised of 9,557 loans with an unpaid principal balance of $355 million and a delinquency rate of 1.8%.

Agency MBS Investment Portfolio

Our agency MBS investment portfolio consisted of the following as of December 31, 2022 (dollars in thousands):

Fair Value
Agency MBS	$443,540
Net short TBA Position	(399,818)
Total agency MBS investment portfolio	$43,722

Our agency MBS consisted of the following as of December 31, 2022 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.0%	$69,223	$(2,492)	$66,731	$(5,651)	$61,080	$88.24	3.00%	10.0
4.0%	194,587	1,165	195,752	(12,568)	183,184	94.14	4.00%	9.1
4.5%	206,509	(3,937)	202,572	(3,303)	199,269	96.49	4.50%	9.5
5.5%	7	—	7	—	7	103.53	5.50%	6.1
Total/weighted-average	$470,326	$(5,264)	$465,062	$(21,522)	$443,540	$94.30	4.07%	9.4

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$253,120	$(3,813)	$249,307	$(10,294)	$239,013	$94.43	4.09%	9.2
Freddie Mac	217,206	(1,451)	215,755	(11,228)	204,527	94.16	4.06%	9.6
Total/weighted-average	$470,326	$(5,264)	$465,062	$(21,522)	$443,540	$94.30	4.07%	9.4

The actual annualized prepayment rate for our agency MBS was 6.81% for the year ended December 31, 2022 compared to 6.87% for the year ended December 31, 2021. As of December 31, 2022, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 29% and 18% in specified pools of high loan-to-value and low balance loans, respectively, while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.28 percentage point as of December 31, 2022.

As of December 31, 2022, our agency MBS investment portfolio also included a net short TBA position. In accordance with GAAP, we account for our TBA positions as derivative instruments. Information about our net short TBA positions as of December 31, 2022 is as follows (dollars in thousands):

	Notional Amount: Long (Short) Position (1)	Implied Cost Basis (2)	Implied Fair Value (3)	Net Carrying Amount (4)
3.0% 30-year MBS sale commitments	$(70,000)	$(62,828)	$(61,516)	$1,312
4.0% 30-year MBS sale commitments	(150,000)	(142,255)	(140,830)	1,425
4.5% 30-year MBS sale commitments	(205,000)	(200,365)	(197,472)	2,893
Total net long (short) agency TBA positions	$(425,000)	$(405,448)	$(399,818)	$5,630

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

Investment and Derivative Gain (Loss), Net

“Investment and derivative gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of our investments in financial assets, periodic changes in the fair value (whether realized or unrealized) of derivative instruments and realized gain on sale of SFR properties.

General and Administrative Expenses

“Compensation and benefits expense” includes base salaries, annual cash incentive compensation, and non-cash stock-based compensation. Annual cash incentive compensation is based on meeting estimated annual performance measures and discretionary components. Non-cash stock-based compensation includes expenses associated with stock-based awards granted to employees, including performance share units that are earned only upon the attainment of Company performance measures over the relevant measurement period.

“Other general and administrative expenses” primarily consists of the following:

•
professional services expenses, including accounting, legal, and consulting fees;
•
insurance expenses, including liability and property insurance;
•
occupancy and equipment expense, including rental costs for our facilities, and depreciation and amortization of equipment and software;
•
Board of Director fees; and
•
other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, corporate registration fees, banking fees, fees and commissions on interest rate derivative instruments, local license taxes, office supplies and other miscellaneous expenses.

Comparison of the years ended December 31, 2022 and 2021

The following table presents summary financial information for the years ended December 31, 2022 and 2021, respectively (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Interest and other income	$43,283	$25,530
Rent revenues from single-family residential properties	6,173	259
Interest expense	(21,511)	(8,206)
Single-family residential property operating expenses	(6,073)	(629)
Net operating income	21,872	16,954
Investment and derivative gain (loss), net	2,587	(13,199)
General and administrative expenses	(14,915)	(11,704)
Income (loss) before income taxes	9,544	(7,949)
Income tax provision	4,118	1,566
Net income (loss)	5,426	(9,515)
Dividend on preferred stock	(2,784)	(2,916)
Net income (loss) available (attributable) to common stock	2,642	(12,431)
Diluted earnings (loss) per common share	$0.09	$(0.38)
Weighted-average diluted common shares outstanding	29,243	32,312

Interest and Other Income

Interest and other income increased $17.8 million, or 69.8%, from $25.5 million for the year ended December 31, 2021 to $43.3 million for the year ended December 31, 2022. The increase from the comparative periods is primarily the result of a higher average investment balance in higher yielding MSR financing receivables as well as a higher average investment balance in mortgage loans of consolidated VIEs.

The components of interest and other income are summarized in the following tables for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022			2021
	Average Balance	Interest & Other Income	Yield	Average Balance	Interest & Other Income	Yield
Agency MBS	$373,193	$11,920	3.19%	$682,291	$10,634	1.56%
Credit investments	101,432	7,512	7.41%	69,345	5,058	7.29%
Mortgage loans of consolidated VIEs	236,591	7,570	3.20%	44,811	2,908	6.49%
MSR financing receivables	105,438	15,419	14.62%	65,754	6,282	9.55%
Other	2,113	862		4,739	648
Total	$818,767	$43,283	5.29%	$866,940	$25,530	2.94%

The effects of changes in the composition of our investments in financial assets on interest and other income are summarized below (dollars in thousands):

	Year Ended December 31, 2022
	vs.
	Year Ended December 31, 2021
	Rate	Volume	Total Change
Agency MBS	$6,104	$(4,818)	$1,286
Credit investments	(1,296)	3,750	2,454
Mortgage loans of consolidated VIEs	(7,779)	12,441	4,662
MSR financing receivables	5,346	3,791	9,137
Other	573	(359)	214
Total	$2,948	$14,805	$17,753

Rent Revenues from SFR Properties

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021. The homes we purchased may have required minor refurbishment prior to a tenant occupying the property. In addition, there was typically a lease marketing period prior to a new tenant occupying the home. In general, the time period between the date of settlement of the home purchase and the date the house was occupied by a tenant averaged between 30 to 60 days. Accordingly, the timing of the earnings benefit to us was dictated by the pace of home purchases, the level of any property level refurbishments and the length of the lease marketing period.

During the year ended December 31, 2022, we sold all our SFR rental properties in two separate transactions in August 2022 and December 2022. Going forward, we do not anticipate allocating capital to our SFR investment strategy.

For the years ended December 31, 2022 and 2021, we had rental income of $6.2 million and $0.3 million, respectively.

Interest Expense

Interest expense increased $13.3 million, or 162.2%, from $8.2 million for the year ended December 31, 2021 to $21.5 million for the year ended December 31, 2022. The increase from the comparative periods is primarily the result of higher interest rates on repurchase agreement financings, the addition of long-term debt secured by SFR properties and a higher average balance in secured debt of consolidated VIEs, partially offset by lower interest rates on secured debt of consolidated VIEs.

The components of interest expense are summarized in the following tables for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022			2021
	Average Balance	Interest Expense	Cost	Average Balance	Interest Expense	Cost
Repurchase agreements	$388,890	$8,983	2.28%	$575,615	$1,483	0.25%
Long-term debt secured by SFR properties	73,179	2,202	2.97%	4,843	151	3.08%
Long-term unsecured debt	86,204	5,742	6.66%	81,486	5,112	6.27%
Secured debt of consolidated VIEs	220,315	4,584	2.08%	31,552	1,460	4.63%
Total	$768,588	$21,511	2.78%	$693,496	$8,206	1.18%

The effects of changes in the composition of our debt obligations on interest expense are summarized below (dollars in thousands):

	Year Ended December 31, 2022
	vs.
	Year Ended December 31, 2021
	Rate	Volume	Total Change
Repurchase agreements	$7,969	$(469)	$7,500
Long-term debt secured by SFR properties	(70)	2,121	2,051
Long-term unsecured debt	334	296	630
Secured debt of consolidated VIEs	(5,616)	8,740	3,124
Total	$2,617	$10,688	$13,305

SFR Properties Operating Expenses

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021. During the period prior to a lease commencement date as well as subsequently, we incurred property costs such as real estate taxes, insurance, homeowner association fees and depreciation. For the year ended December 31, 2022, we had property operating expenses of $6.1 million, including $2.2 million of depreciation expense. For the year ended December 31, 2021, we had property operating expenses of $0.6 million, including $0.3 million of depreciation expense.

Investment and Derivative Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of and MSR financing receivables and TBA sale commitments generally increase (decrease). Conversely, the fair value of our investments in fixed-rate agency MBS and TBA purchase commitments generally decreases (increases) in response to increases (decreases) in prevailing interest rates. We may enter into interest rate derivative hedging instruments intended to economically hedge changes attributable to changes in benchmark interest rates to either our agency MBS or MSR financing receivables. While our interest rate derivative hedging instruments are designed to mitigate the sensitivity of the fair value of either our agency MBS or MSR financing receivables to fluctuations in interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the market yield on our agency MBS and MSR financing receivables and the benchmark yield on U.S. Treasury securities or interest rate swaps. Accordingly, changes in the spread between the market yields of agency MBS or MSR financing receivables and benchmark interest rates may result in a net gain or loss in the fair value of our investments and interest rate hedging instruments.

During the year ended December 31, 2022, we sold all of our SFR properties in two separate transactions for a total net gain of $16.2 million.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021
Loss on agency MBS investments, net	$(53,887)	$(28,365)
Gain on credit investments, net	3,898	2,762
Gain on sale of SFR properties, net	16,211	—
Gain on MSR financing receivables, net	31,712	14,183
TBA commitments, net:
TBA dollar roll income	253	4,143
Other loss from TBA commitments, net	(7,509)	(11,586)
Total loss on TBA commitments, net	(7,256)	(7,443)
Interest rate derivatives:
Net interest expense on interest rate swaps	(103)	(2,929)
Other gain from interest rate derivative instruments, net	12,846	8,318
Total gain on interest rate derivatives, net	12,743	5,389
Other investments, net	(834)	275
Investment and derivative gain (loss), net	$2,587	$(13,199)

General and Administrative Expenses

General and administrative expenses increased by $3.2 million from $11.7 million for the year ended December 31, 2021 to $14.9 million for the year ended December 31, 2022. The increase from the comparative periods is primarily due to an increase in compensation and benefits expense primarily as a result of an increase in performance based management incentive compensation.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes. As a result, for the years ended December 31, 2022 and 2021, we recognized a provision for income taxes of $4.1 million and $1.6 million, respectively, on the pre-tax net income of our TRSs. As noted in “Non-GAAP Earnings Available for Distribution” below, our computation of non-GAAP earnings available for distribution includes a provision for income taxes on the earnings available for distribution of our TRSs. TRS earnings available for distribution is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses. In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS earnings available for distribution and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.” Below is a reconciliation of the income tax provision for TRS earnings available for distribution, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP for the periods indicated (dollars in thousands):

	For the Year Ended December 31,
	2022	2021
Income tax provision for TRS earnings available for distribution	$1,502	$286
Income tax provision for TRS investment gain, net	2,616	1,280
GAAP income tax provision	$4,118	$1,566

Non-GAAP Earnings Available for Distribution

In addition to the results of operations determined in accordance with GAAP, we also report a non-GAAP financial measure "earnings available for distribution" (formerly core operating income). We define earnings available for distribution as net income available to common stock determined in accordance with GAAP adjusted for the following items:

•
Plus (less) realized and unrealized losses (gains) on investments and derivatives
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

TBA dollar roll income (expense) represents the economic equivalent of net interest income (expense) generated from our transactions in non-specified fixed-rate agency MBS, executed through sequential series of forward-settling purchase and sale transactions that are settled on a net basis (known as “dollar roll” transactions). Dollar roll income (expense) is generated (incurred) as a result of delaying, or “rolling,” the settlement of a forward-settling purchase (sale) of a TBA agency MBS by entering into an offsetting “spot” sale (purchase) with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering another forward-settling purchase (sale) with the same counterparty of a TBA agency MBS of the same essential characteristics for a later settlement date at a price discount relative to the spot sale (purchase). The price discount of the forward-settling purchase (sale) relative to the contemporaneously executed spot sale (purchase) reflects compensation to the seller for the interest income (inclusive of expected prepayments) that, at the time of sale, is expected to be foregone as a result of relinquishing beneficial ownership of the MBS from the settlement date of the spot sale until the settlement date of the forward purchase, net of implied repurchase financing costs. We calculate dollar roll income (expense) as the excess of the spot sale (purchase) price over the forward-settling purchase (sale) price and recognize this amount ratably over the period beginning on the settlement date of the sale (purchase) and ending on the settlement date of the forward purchase (sale). In our consolidated statements of comprehensive income prepared in accordance with GAAP, TBA agency MBS dollar roll income (expense) is reported as a component of the overall periodic change in the fair value of TBA forward commitments within the line item “investment and derivative gain (loss), net."

We utilize interest rate swap agreements to economically hedge a portion of our exposure to variability in future interest cash flows, attributable to changes in benchmark interest rates, associated with future roll-overs of our short-term repurchase agreement financing arrangements. Accordingly, the net interest income earned or expense incurred (commonly referred to as “net interest carry”) from our interest rate swap agreements in combination with repurchase agreement interest expense recognized in accordance with GAAP represents our effective “economic interest expense.” In our consolidated statements of comprehensive income prepared in accordance with GAAP, the net interest income earned or expense incurred from interest rate swap agreements is reported as a component of the overall periodic change in the fair value of derivative instruments within the line item “investment and derivative gain (loss), net."

The following table provides a reconciliation of GAAP net income (loss) available (attributable) to common stock to non-GAAP earnings available for distribution for the periods indicated (amounts in thousands):

	For the Year Ended December 31,
	2022	2021
Net income (loss) available (attributable) to common stock	$2,642	$(12,431)
Add (less):
Investment and derivative (gain) loss, net	(2,587)	13,199
Income tax provision for TRS investment gain	2,616	1,280
Depreciation of single-family residential properties	2,176	299
Stock-based compensation expense	3,537	2,083
Add back:
TBA dollar roll income	253	4,143
Interest rate swap net interest expense	(103)	(2,929)
Non-GAAP earnings available for distribution	$8,534	$5,644
Non-GAAP earnings available for distribution per diluted common share	$0.29	$0.17
Weighted average diluted common shares outstanding	29,243	32,626

Earnings available for distribution is used by management to evaluate the financial performance of our long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as assist with the determination of the appropriate level of periodic dividends to common stockholders. In addition, we believe that earnings available for distribution assists investors in understanding and evaluating the financial performance of our long-term-focused, net interest spread-based investment strategy and core business activities over periods of time as well as our earnings capacity.

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

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements including ongoing commitments to repay borrowings, fund investments, meet margin calls on our short-term borrowings and hedging instruments, and for other general business purposes. Our primary sources of funds for liquidity consist of existing cash balances, short-term borrowings (for example, repurchase agreements), principal and interest payments from our mortgage investments and proceeds from sales of mortgage investments. Other sources of liquidity include proceeds from the offering of common stock, preferred stock, debt securities, or other securities registered pursuant to our effective shelf registration statement filed with the Securities and Exchange Commission (“SEC”).

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

As of December 31, 2022, our debt-to-equity leverage ratio was 3.5 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio. Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital. Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of December 31, 2022, our “at risk” leverage ratio was 0.3 to 1.

As of December 31, 2022, our liquid assets totaled $46.5 million consisting of cash and cash equivalents of $28.0 million and settled unencumbered agency MBS of $18.5 million at fair value.

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

Cash Flows

As of December 31, 2022, our cash totaled $30.2 million, which included cash and cash equivalents of $28.0 million and restricted cash of consolidated VIEs of $2.2 million, representing a net increase of $8.4 million from $21.8 million as of December 31, 2021. Cash used in operating activities of $1.4 million during 2022 was attributable primarily to net interest income less our general and administrative expenses. Cash used in investing activities of $17.5 million during 2022 was primarily from purchases of new agency MBS, credit securities, MSR financing receivables and SFR properties, partially offset by proceeds generated by sales of agency MBS, credit securities, and SFR properties and receipt of principal payments from agency MBS, loans and mortgage loans of consolidated VIEs and distributions from MSR financing receivables. Cash provided by financing activities of $27.3 million during 2022 was primarily generated from proceeds from repurchase agreements and long-term unsecured debt secured by SFR properties, partially offset by net repayments of secured debt of consolidated VIEs, repurchases of our common and preferred stock, and repayments of long-term debt secured by SFR properties.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of date and period indicated (dollars in thousands):

December 31, 2022
Agency MBS repurchase financing:
Repurchase agreements outstanding	$406,072
Agency MBS collateral, at fair value	425,023
Net amount (1)	18,951
Weighted-average rate	4.47%
Weighted-average term to maturity	12.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$88,953
MBS collateral, at fair value	98,933
Net amount (1)	9,980
Weighted-average rate	5.02%
Weighted-average term to maturity	20.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,485
Mortgage loans collateral, at fair value	29,264
Net amount (1)	8,779
Weighted-average rate	6.84%
Weighted-average term to maturity	235.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$515,510
Mortgage investments collateral, at fair value	553,220
Net amount (1)	37,710
Weighted-average rate	4.66%
Weighted-average term to maturity	22.2 days
Maximum amount outstanding at any month-end during the period	$515,510

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties and by counterparty region. As of December 31, 2022, we had outstanding repurchase agreement balances with 8 counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of December 31, 2022, no more than 4.6% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 15.0% of our stockholders’ equity.

Long-Term Unsecured Debt

As of December 31, 2022, we had $86.4 million of total long-term debt, net of unamortized debt issuance costs of $1.3 million. Our Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of December 31, 2022 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of December 31, 2022 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of December 31, 2022 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at our option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including (i) interest rate hedging instruments such as interest rate swaps, U.S. Treasury note futures, put and call options on U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, options on agency MBS, and TBA sale commitments and (ii) derivative instruments that economically serve as investments such as TBA purchase sale commitments.

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

As of December 31, 2022, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the FCM (in thousands):

	December 31, 2022
	Notional Amount	Collateral Deposit
Interest rate swaps	$60,000	$1,823

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024. As of December 31, 2022, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, we can request the mortgage servicing counterparty utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us. As of December 31, 2022, our mortgage servicing counterparty has a $100 million credit facility that is secured by its MSRs including MSRs to which our MSR financing receivables are referenced. As of December 31, 2022, our mortgage servicing counterparty had drawn $33.9 million and had $66.1 million of availability under its credit facility. As of December 31, 2022, we had the ability to utilize approximately 73% of our mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value pledged. Under our mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables. Draws under the facility bear interest at term SOFR plus 2.90% with a SOFR floor of 1.60% and a maturity date of April 28, 2023 with a one-year borrower extension option.

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

As of December 31, 2022, our mortgage servicing counterparty has drawn $33.9 million of financing under its credit facility, including $7.9 million attributable to us, collateralized by an estimated $301.3 million of MSRs, including $20.4 million attributable to us, and $7.9 million of servicer advances, including $0.7 million attributable to us.

Investment Commitments

As of December 31, 2022, we are a party to a participation agreement pursuant to which we have committed to fund up to $30 million of a $130 million revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, we are obligated to fund the last $30 million of advances under the revolving credit facility. As of December 31, 2022, our unfunded commitment was $25.1 million. On February 27, 2023, our $30 million commitment was terminated.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock. Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. As of December 31, 2022, we had 11,302,160 shares of common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of December 31, 2022, we had Series B Preferred Stock outstanding with a liquidation preference of $9.5 million. The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of December 31, 2022, we had Series C Preferred Stock outstanding with a liquidation preference of $23.9 million. The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.” The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock. Dividends are payable quarterly in arrears on the 30th day of March,

June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

As of December 31, 2022, we had 1,602,566 shares of Series B Preferred Stock available for sale under the Series B preferred equity distribution agreement.

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

As of December 31, 2022, we had estimated NOL carryforwards of $162.5 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of December 31, 2022, we also had estimated NCL carryforwards of $155.7 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of December 31, 2022 and 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a material current or future effect on our financial condition. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of December 31, 2022 and 2021, we had consolidated for financial reporting purposes two and one, respectively, securitization trusts for which we determined that our investments provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We were not required to consolidate for financial reporting purposes any other VIEs as of December 31, 2022 and 2021, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. For further information about our consolidated VIE, see “Note 9. Consolidation of Variable Interest Entities” to our consolidated financial statements under “Item 8 - Financial Statements and Supplementary Data.”

As of December 31, 2022 and 2021, we had not guaranteed any obligations of unconsolidated entities. As of December 31, 2022 and 2021, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.

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

Fair Value Measurement of Certain Credit Investments and MSR Financing Receivables

Credit investments – Our investments in non-agency MBS secured by pools of business-purpose residential mortgage loans trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. To measure the fair value of the non-agency MBS secured by pools of business-purpose residential mortgage loans, we exercise significant judgment to develop assumptions about the future performance of each loan, which includes determining loan-level probabilities of default and loss-given-default. We use our best efforts to corroborate these assumptions with evidence such as historical collateral performance data, our evaluation of historical collateral performance data for other loans with similar risk characteristics, available information about the fair value of the underlying properties and observed completed or pending transactions in similar loans or real estate foreclosure sales, to the extent reasonably available. The following tables present the significant assumptions about the future performance of the business-purpose residential mortgage loans underlying our non-agency MBS investments, including our net investment in a VIE that is consolidated for external reporting purposes, as of December 31, 2022:

	Weighted-average	Range
Annualized default rate	36.0%	0.0% - 100.0%
Loss-given-default	14.7%	0.0% - 18.4%

Our investments in the subordinate and excess interest-only positions in a securitized pool of non-qualified residential mortgage loans trade infrequently and, therefore, the measurement of their fair value requires the use of significant unobservable inputs. To measure the fair value of these investments, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments. The significant unobservable inputs to the fair value measurement include the estimated rate of prepayment, rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument. The following table presents the weighted-average of the significant inputs to the fair value measurement of the subordinate and excess interest-only debt obligations of its consolidated VIE of residential mortgage loans as of December 31, 2022:

	Subordinate Debt Obligation	Excess Interest-Only Debt Obligations
Annualized voluntary prepayment rate	10.0%	10.0%
Annualized default rate	0.5%	0.5%
Loss-given-default	17.5%	17.5%
Discount rate	7.8%	17.7%

In general, significant increases (decreases) in default, loss severity, prepayment or discount rate assumptions, in isolation, would result in a significantly lower (higher) fair value measurement. However, it is often difficult to generalize the interrelationships between these significant inputs and the actual results could differ considerably on an individual security basis. Each significant input is closely analyzed to ascertain its reasonableness in light of reasonably available corroborating evidence. The assumptions that we apply are specific to each individual asset. Although we rely on our internal calculations to estimate the fair value of these assets, we consider indications of value from actual sales of similar securities, to the extent available, to assist in the valuation process and calibrate our models.

To measure the fair value of our commercial mortgage loan investment, we use an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate. The significant unobservable inputs to the fair value measurement of our mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of December 31, 2022, the estimated probability of default and discount rate for our mortgage loan investment was 0% and 10.0%, respectively.

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
•
annual per-loan cost of servicing.

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying our MSR financing receivables as of December 31, 2022:

December 31, 2022
Discount rate	8.5%
Annualized prepayment rate	7.0%
Annual per-loan cost of servicing (current loans)	$65.00

Pursuant to our MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, our mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return. Accordingly, the fair value of our MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to our counterparty. The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) us to (from) our mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs. Given the significant management judgment required to estimate the fair value of our MSR financing receivables and their underlying components, our return from such investments may, ultimately, differ materially from these estimates.

Interest Income Recognition for Investments in Certain Credit Securities and MSR Financing Receivables

We recognize interest income for certain of our investments in credit securities and MSR financing receivables by applying the prospective level-yield methodology required by GAAP for financial assets that are either not of high credit quality at the time of acquisition or can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment. The amount of periodic interest income recognized is determined by applying the investment’s effective interest rate to its amortized cost basis (or “reference amount”). At the time of acquisition, the investment’s effective interest rate is calculated by solving for the single discount rate that equates the present value of our best estimate of the amount and timing of the cash flows expected to be collected from the investment to our purchase cost. To prepare our best estimate of cash flows expected to be collected, we exercise significant judgment with consideration of current information and events to develop a number of assumptions about the future performance of the pool of mortgage loans that serve as collateral or as a reference asset for our investment, including assumptions about the timing and amount of prepayments and credit losses. These assumptions require a high degree of management judgment as they represent forecasts about future events for which the ultimate outcome is inherently uncertain. If our periodic estimate of future cash flows is higher than those actually received in future periods, we may recognize non-cash interest income over certain portions of the security’s holding period that exceeds the level of effective interest income that will ultimately be realized. We use our best efforts to corroborate the significant assumptions underlying our estimates of futures cash flows with evidence such as historical collateral performance data for the specific pool of assets collateralizing our investments as well as our evaluation of historical collateral performance data for other assets collateralized or referenced to asset pools with similar risk characteristics, to the extent reasonably available.

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

Interest Rate Risk

We are exposed to interest rate risk in our agency MBS and MSR related assets. Our investments in mortgage investments are also financed with short-term borrowing facilities, such as repurchase agreements, which are interest rate sensitive financial instruments. Our exposure to interest rate risk fluctuates based upon changes in the level and volatility of interest rates, mortgage prepayments, and in the shape and slope of the yield curve, among other factors. Through the use of interest rate hedging instruments, we attempt to economically hedge a portion of our exposure to changes, attributable to changes in benchmark interest rates, in agency MBS fair values and future interest cash flows on our short-term financing arrangements. Our primary interest rate hedging instruments include interest rate swaps as well as U.S. Treasury note futures, options on U.S. Treasury note futures, options on agency MBS and TBA sale commitments.

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
•
The analyses do not reflect any estimated changes in the fair value of our credit investments.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2022
	Value	Value with 50 Basis Point Increase in Interest Rates	Value with 50 Basis Point Decrease in Interest Rates
Agency MBS	$443,540	$432,852	$453,192
TBA commitments	5,630	15,262	(2,911)
MSR financing receivables	180,365	183,526	177,422
Interest rate swaps	8	(1,371)	1,387
Equity available to common stock (1)	183,920	184,646	183,467
Equity available to common stock percent change		0.39%	(0.25%)

	December 31, 2022
	Value	Value with 100 Basis Point Increase in Interest Rates	Value with 100 Basis Point Decrease in Interest Rates
Agency MBS	$443,540	$421,404	$461,688
TBA commitments	5,630	25,741	(10,242)
MSR financing receivables	180,365	186,438	173,925
Interest rate swaps	8	(2,750)	2,766
Equity available to common stock (1)	183,920	185,210	182,514
Equity available to common stock percent change		0.70%	(0.76%)

(1)
Equity available to common stock is calculated as total equity less the preferred stock liquidation preference.

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.6 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of December 31, 2022.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts).

	December 31, 2022
	Value	Value with 10 Basis Point Increase in Agency MBS Spreads	Value with 10 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$443,540	$441,034	$446,046
TBA commitments	5,630	7,921	3,338
Equity available to common stock (1)	183,920	183,705	184,134
Equity available to common stock percent change		(0.12)%	0.12%

	December 31, 2022
	Value	Value with 25 Basis Point Increase in Agency MBS Spreads	Value with 25 Basis Point Decrease in Agency MBS Spreads
Agency MBS	$443,540	$437,275	$449,805
TBA commitments	5,630	11,359	(99)
Equity available to common stock (1)	183,920	183,384	184,456
Equity available to common stock percent change		(0.29)%	0.29%

(1)
Equity available to common stock is calculated as total equity less the preferred stock liquidation preference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2022, our disclosure controls and procedures, as designed and implemented, (i) were effective in ensuring that information is made known to our management, including our CEO and CFO, by our officers and employees, as appropriate to allow timely decisions regarding required disclosure and (ii) were effective in ensuring that information the Company must disclose in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 version). Based on management’s assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III, Item 10 of this Annual Report on Form 10-K will be provided in the Definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders (our 2023 Proxy Statement) and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III, Item 11 of this Annual Report on Form 10-K will be provided in our 2023 Proxy Statement and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III, Item 12 of this Annual Report on Form 10-K will be provided in our 2023 Proxy Statement and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III, Item 13 of this Annual Report on Form 10-K will be provided in our 2023 Proxy Statement and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III, Item 14 of this Annual Report on Form 10-K will be provided in our 2023 Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The Arlington Asset Investment Corp. consolidated financial statements for the year ended December 31, 2022, included in “Item 8 - Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K, are incorporated by reference into this Part IV, Item 15:

•
Report of Independent Registered Public Accounting Firm (page F-2)
•
Consolidated Balance Sheets as of December 31, 2022 and 2021 (page F-4)
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021 (page F-5)
•
Consolidated Statements of Changes in Equity for the years ended December 31, 2022 and 2021 (page F-6)
•
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 (page F-7)
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

Exhibit Number	Exhibit Title
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

4.14	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on February 24, 2020).
4.15

First Supplemental Indenture dated as of July 15, 2021 between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

4.16	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).
4.17	Second Amendment to Shareholder Rights Agreement, dated as of April 11, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).
10.01	Friedman, Billings, Ramsey Group, Inc. 2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2004).*

Exhibit Number	Exhibit Title
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

10.05	Arlington Asset Investment Corp. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2011).*
10.06	Arlington Asset Investment Corp. 2014 Long-Term Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 15, 2014).*
10.07	Arlington Asset Investment Corp. 2021 Long-Term Incentive Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2021).*
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

21.01	List of Subsidiaries of the Registrant.†
23.01	Consent of PricewaterhouseCoopers LLP.†

Exhibit Number	Exhibit Title
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).†
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

† Filed herewith.

* Compensatory plan or arrangement.

** Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2022 and 2021; and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: March 31, 2023	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints J. Rock Tonkel, Jr. and Richard E. Konzmann and each of them as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. ROCK TONKEL, JR.	President, Chief Executive Officer and Director	March 31, 2023
J. ROCK TONKEL, JR.	(Principal Executive Officer)

/s/ RICHARD E. KONZMANN	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2023
RICHARD E. KONZMANN	(Principal Financial Officer)
/s/ BENJAMIN J. STRICKLER	Vice President, Chief Accounting Officer and Controller	March 31, 2023
BENJAMIN J. STRICKLER	(Principal Accounting Officer)
/s/ DANIEL E. BERCE	Chairman of the Board	March 31, 2023
DANIEL E. BERCE

/s/ DAVID W. FAEDER	Director	March 31, 2023
DAVID W. FAEDER

/s/ MELINDA H. MCCLURE	Director	March 31, 2023
MELINDA H. MCCLURE

/s/ RALPH S. MICHAEL III	Director	March 31, 2023
RALPH S. MICHAEL III

/s/ ANTHONY P. NADER III	Director	March 31, 2023
ANTHONY P. NADER III

FINANCIAL STATEMENTS OF ARLINGTON ASSET INVESTMENT CORP.

Index to Arlington Asset Investment Corp. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arlington Asset Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arlington Asset Investment Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of changes in equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Fair Value of the Mortgage Servicing Rights used to value the MSR Financing Receivables

As described in Notes 7 and 13 to the consolidated financial statements, the Company elected to account for its MSR financing receivables at fair value. The Company’s MSR financing receivables are classified within Level 3 of the fair value hierarchy. The Company uses a nationally recognized, independent third-party mortgage analytics and valuation firm to estimate the fair value of the underlying MSRs from which the Company’s MSR financing receivables primarily derive their value of $180.4 million as of December 31, 2022. The third-party valuation firm estimates the fair value of the underlying MSRs using a discounted cash flow analysis using their proprietary prepayment models and market analysis. The Company corroborates the third-party valuation firm’s estimate of the fair value of the underlying MSRs and evaluates the estimate for reasonableness. The significant unobservable inputs to the fair value measurement of the underlying MSRs include the discount rate, expected rates of prepayment and annual per-loan cost of servicing.

The principal considerations for our determination that performing procedures relating to the fair value of the mortgage servicing rights used to value the MSR financing receivables is a critical audit matter are (i) the significant judgment by management, including the use of a specialist, in estimating the fair value of MSRs used to value the MSR financing receivables, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the fair value of MSRs and the assumptions related to the discount rate, expected rates of prepayment and annual per-loan cost of servicing used by management and its specialist and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The work of management’s specialist was used in performing the procedures to evaluate the reasonableness of the estimate of the fair value of MSRs. As a basis for using this work, the specialist’s qualifications were understood and the Company’s relationship with the specialist was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialist, tests of the data used by the specialist, and an evaluation of the specialist’s findings. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the methods and assumptions related to the discount rate, expected rates of prepayment and annual per-loan cost of servicing used by the specialist.

/s/ PricewaterhouseCoopers LLP
Washington, DC
March 31, 2023 We have served as the Company’s auditor since 2002.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents (includes $296 and $2,118, respectively, from consolidated VIEs)	$28,021	$20,543
Restricted cash	—	1,132
Restricted cash of consolidated VIEs	2,191	111
Sold securities receivable	—	28,219
Agency mortgage-backed securities, at fair value	443,540	483,927
MSR financing receivables, at fair value	180,365	125,018
Credit securities, at fair value	104,437	26,222
Mortgage loans, at fair value	29,264	29,697
Mortgage loans of consolidated VIEs, at fair value	193,957	7,442
Single-family residential real estate (net of $-0- and $299, respectively, of accumulated depreciation)	—	60,889
Deposits	1,823	4,549
Other assets (includes $2,067 and $547, respectively, from consolidated VIEs)	18,720	15,287
Total assets	$1,002,318	$803,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$515,510	$446,624
Secured debt of consolidated VIEs, at fair value	169,345	508
Long-term unsecured debt	86,405	85,994
Long-term debt secured by single-family properties	—	39,178
Other liabilities (includes $262 and $2, respectively, from consolidated VIEs)	13,718	6,605
Total liabilities	784,978	578,909
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 379,668 and 373,610 shares issued and outstanding, respectively (liquidation preference of $9,492 and $9,340, respectively)	9,001	8,852
Series C Preferred stock, $0.01 par value, 957,133 and 1,117,034 shares issued and outstanding, respectively (liquidation preference of $23,928 and $27,926, respectively)	23,820	27,356
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,186,827 and 30,676,931 shares issued and outstanding, respectively	282	307
Additional paid-in capital	2,024,298	2,030,315
Accumulated deficit	(1,840,061)	(1,842,703)
Total stockholders’ equity	217,340	224,127
Total liabilities and stockholders’ equity	$1,002,318	$803,036

	December 31, 2022	December 31, 2021
Assets and liabilities of consolidated VIEs:
Cash and restricted cash	$2,487	$2,229
Mortgage loans, at fair value	193,957	7,442
Other assets	2,067	547
Secured debt, at fair value	(169,345)	(508)
Other liabilities	(262)	(2)
Net investment in consolidated VIEs	$28,904	$9,708

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2022	2021
Interest income
MSR financing receivables	$15,419	$6,282
Agency mortgage-backed securities	11,920	10,634
Credit securities and loans	7,512	5,058
Mortgage loans of consolidated VIEs	7,570	2,908
Other	862	648
Total interest and other income	43,283	25,530
Rent revenues from single-family properties	6,173	259
Interest expense
Repurchase agreements	8,983	1,483
Long-term debt secured by single-family properties	2,202	151
Long-term unsecured debt	5,742	5,112
Secured debt of consolidated VIEs	4,584	1,460
Total interest expense	21,511	8,206
Single-family property operating expenses	6,073	629
Net operating income	21,872	16,954
Investment and derivative gain (loss), net	2,587	(13,199)
General and administrative expenses
Compensation and benefits	9,845	6,979
Other general and administrative expenses	5,070	4,725
Total general and administrative expenses	14,915	11,704
Income (loss) before income taxes	9,544	(7,949)
Income tax provision	4,118	1,566
Net income (loss)	5,426	(9,515)
Dividend on preferred stock	(2,784)	(2,916)
Net income (loss) available (attributable) to common stock	$2,642	$(12,431)
Basic earnings (loss) per common share	$0.09	$(0.38)
Diluted earnings (loss) per common share	$0.09	$(0.38)
Weighted-average common shares outstanding (in thousands)
Basic	28,717	32,312
Diluted	29,243	32,312

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2020	336,273	$7,933	1,117,034	$27,356	33,517,018	$335	$2,040,918	$(1,830,272)	$246,270
Net loss	—	—	—	—	—	—	—	(9,515)	(9,515)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	487,104	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(22,000)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(3,242,371)	(32)	(12,443)	—	(12,475)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(62,820)	—	(239)	—	(239)
Issuance of preferred stock	37,337	919	—	—	—	—	—	—	919
Stock-based compensation	—	—	—	—	—	—	2,083	—	2,083
Dividends declared	—	—	—	—	—	—	—	(2,916)	(2,916)
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127
Net income	—	—	—	—	—	—	—	5,426	5,426
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	404,746	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(12,167)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(2,794,574)	(29)	(9,287)	—	(9,316)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(88,109)	—	(263)	—	(263)
Issuance of preferred stock	6,058	149	—	—	—	—	—	—	149
Repurchase of preferred stock	—	—	(159,901)	(3,536)	—	—	—	—	(3,536)
Stock-based compensation	—	—	—	—	—	—	3,537	—	3,537
Dividends declared	—	—	—	—	—	—	—	(2,784)	(2,784)
Balances, December 31, 2022	379,668	$9,001	957,133	$23,820	28,186,827	$282	$2,024,298	$(1,840,061)	$217,340

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$5,426	$(9,515)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Investment and derivative (gain) loss, net	(2,587)	13,199
Net discount accretion	(11,747)	(4,791)
Other	5,932	2,472
Changes in operating assets
Interest receivable	(957)	1,145
Other assets	37	(47)
Changes in operating liabilities
Interest payable and other liabilities	1,562	2,163
Accrued compensation and benefits	959	65
Net cash (used in) provided by operating activities	(1,375)	4,691
Cash flows from investing activities
Purchases of agency mortgage-backed securities	(674,581)	(607,659)
Purchases of credit securities	(128,779)	(51,934)
Purchases of MSR financing receivables	(83,393)	(101,808)
Purchases of single-family residential real estate	(135,997)	(61,188)
Purchases of loans	(4,914)	(29,967)
Proceeds from sales of agency mortgage-backed securities	654,294	830,524
Proceeds from sales of credit securities	18,788	54,545
Proceeds from sales of single-family residential real estate	157,857	—
Receipt of principal payments on agency mortgage-backed securities	34,230	64,982
Receipt of principal payments on credit securities	8,179	367
Receipt of principal payments on loans	433	45,271
Receipt of principal payments on mortgage loans of consolidated VIEs	40,453	87,746
Receipt of distributions on MSR financing receivables	75,177	5,667
Restricted cash balance of VIE upon consolidation	9,637	—
Proceeds from (payments for) derivatives and deposits, net	2,523	(204)
Other	8,623	5,526
Net cash (used in) provided by investing activities	(17,470)	241,868
Cash flows from financing activities
Proceeds from (repayments of) repurchase agreements, net	68,886	(208,588)
Repayments of secured debt of consolidated VIEs	(43,711)	(93,319)
Repurchase of common stock	(9,316)	(12,475)
Repurchase of preferred stock	(3,535)	—
Proceeds from issuance of preferred stock	149	919
Proceeds from long-term debt secured by single-family properties	99,371	39,164
Issuance of long-term unsecured debt	—	36,305
Redemption of long-term unsecured debt	—	(23,821)
Repayments of long-term debt secured by single-family properties	(81,790)	—
Repurchase of long-term unsecured debt	—	(7)
Dividends paid	(2,783)	(2,916)
Net cash provided by (used in) financing activities	27,271	(264,738)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,426	(18,179)
Cash, cash equivalents and restricted cash, beginning of year	21,786	39,965
Cash, cash equivalents and restricted cash, end of year	$30,212	$21,786
Supplemental cash flow information
Cash payments for interest	$19,162	$7,907
Cash payments for income taxes	$2,604	$—
Non-cash investing activity
Assets of VIE upon consolidation	$287,282	$—
Third-party assumption of long-term debt secured by single-family properties sold	$56,810	$—
Non-cash financing activity
Liabilities of VIE upon consolidation	$266,697	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1. Organization and Nature of Operations

Arlington Asset Investment Corp. (“Arlington Asset”) and its consolidated subsidiaries (unless the context otherwise provides, collectively, the “Company”) is an investment firm that focuses primarily on investing in mortgage related assets and residential real estate. The Company’s investment capital is currently allocated between mortgage servicing rights (“MSR”) related assets, credit investments and agency mortgage-backed securities (“MBS”).

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

The Company also previously allocated investment capital to a strategy of investing in single-family residential ("SFR") properties that consisted of acquiring, leasing and operating single-family residential homes as rental properties. During 2022, the Company sold its portfolio of SFR properties and is currently no longer anticipating allocating capital to its SFR investment strategy.

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

Note 3. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of December 31, 2022 and 2021, approximately 84% and 67%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

	Year Ended December 31,
(Shares in thousands)	2022	2021
Basic weighted-average common shares outstanding	28,717	32,312
Performance share units, unvested restricted stock units, and unvested restricted stock	526	—
Diluted weighted-average common shares outstanding	29,243	32,312
Net income (loss) available (attributable) to common stock	$2,642	$(12,431)
Basic earnings (loss) per common share	$0.09	$(0.38)
Diluted earnings (loss) per common share	$0.09	$(0.38)

The diluted loss per share for the year ended December 31, 2021 did not include the antidilutive effect of 314,376 shares of unvested shares of restricted stock, restricted stock units, and performance share units.

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
ASU Nos. 2020-04, 2021-01, and 2022-06, Reference Rate Reform (Topic 848)

The amendments in these updates provide optional practical expedients and exceptions for applying GAAP to the modification of receivables, debt or lease contracts as well as cash flow and fair value hedge accounting relationships that reference a rate, such as the London Interbank Offered Rate (“LIBOR”), that is expected to be discontinued because of reference rate reform.

The practical expedients and exceptions provided by these updates are effective from March 12, 2020 through December 31, 2024.

Not yet adopted.

To date, any modifications due to reference rate reform have not had a material impact to the Company.

The Company has not elected to apply hedge accounting for financial reporting purposes.

The Company does not currently expect the adoption of ASU Nos. 2020-04, 2021-01 and 2022-06 to have a material effect on its consolidated financial statements.

Note 4. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities. Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2022 and 2021, the fair value of the Company’s investments in agency MBS was $443,540 and $483,927, respectively. As of December 31, 2022 and 2021, all of the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Year Ended December 31,
	2022	2021
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(21,522)	$(15,116)
Agency MBS sold during the period	(32,365)	(13,249)
Total	$(53,887)	$(28,365)

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

Note 5. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities. Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value. As of December 31, 2022 and 2021, the fair value of the Company’s investments in credit securities was $104,437 and $26,222, respectively. As of December 31, 2022, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans or commercial mortgage loans and ABS collateralized by pools of residential solar panel loans.

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

	Year Ended December 31,
	2022	2021
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$(3,383)	$(375)
Credit securities sold during the period	(1,036)	1,511
Total	$(4,419)	$1,136

Note 6. Loans Held for Investment

As of December 31, 2022 and 2021, the Company held a loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities with an outstanding principal balance of $29,264 and $29,697, respectively. The loan bears interest at a floating note rate equal to SOFR plus 5.61%. The original maturity date of the loan was March 23, 2022 with a one-year extension available at the option of the borrower. On March 23, 2022, the borrower exercised its one-year extension option resulting in a new maturity date of March 23, 2023. The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

As of December 31, 2022 and 2021, the Company was party to a participation agreement pursuant to which the Company has committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, the Company funds the last $30,000 of advances under the revolving credit facility. Any draws under the revolving credit facility bear interest at SOFR plus 3.86% with a SOFR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower. The borrower is also required to pay an unused commitment fee of 0.50%. As of December 31, 2022 and 2021, the Company’s funded loan advances were $4,914 and $0, respectively, which are included in the line item "other assets" in the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, the Company's unfunded commitment was $25,086 and $30,000, respectively. Subsequent to December 31, 2022, the Company's loan advances were repaid in full.

The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. As of December 31, 2022 and 2021, the Company’s loans held for investment were $34,178 and $29,697, respectively, at fair value. The Company recognizes interest income on its loans held for investment based upon the effective interest rate of the loans which is equal to the contractual note rate of each loan.

Note 7. Investments in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly. However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return. The Company has committed to invest a total minimum of $50,000 in capital with the counterparty with $25,000 of the minimum commitment expiring on December 31, 2023 and $25,000 of the minimum commitment expiring on April 1, 2024. As of December 31, 2022, the Company has fully funded its minimum capital commitment.

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans. The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers. The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers. As of December 31, 2022 and 2021, the Company had provided funds of $6,046 and $3,731, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs. As of December 31, 2022 and 2021, the Company’s counterparty had drawn $7,863 and $40,398, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

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

As of December 31, 2022 and 2021, the fair value of the Company’s investments in MSR financing receivables was $180,365 and $125,018, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Year Ended December 31,
	2022	2021
Balance at period beginning	$125,018	$9,346
Capital investments	83,392	100,873
Capital distributions	(75,176)	(5,666)
Accretion of interest income	15,419	6,282
Changes in valuation inputs and assumptions	31,712	14,183
Balance at period end	$180,365	$125,018

Note 8. Investments in Single-Family Residential Properties

The Company previously allocated investment capital to a strategy of investing in SFR properties that consisted of acquiring, leasing and operating single-family residential homes as rental properties. During 2022, the Company sold its portfolio of SFR properties and is currently no longer anticipating allocating capital to its SFR investment strategy. The Company conducted its SFR investment strategy through a wholly-owned subsidiary, McLean SFR Investment, LLC ("McLean SFR").

To execute its strategy of investing in SFR properties, the Company entered into an agreement with a third-party investment advisory firm to identify, acquire and manage investments in SFR properties on behalf of the Company. Under the terms of the agreement, the Company had committed to fund up to $55,000 of capital to fund the acquisition of SFR properties. On January 18, 2023, the Company's capital commitment amount was reduced to zero as a result of its sale of its remaining portfolio of SFR properties on December 1, 2022. Under the terms of its agreement, the Company is obligated to pay the third-party firm a minimum fee plus an incentive fee equal to a percentage of the total investment return in excess of a hurdle rate of return. If the Company were to terminate the agreement with the third-party investment firm, the Company would incur a termination fee equal to a fixed amount less inception to date minimum fees paid to the third-party firm. As of December 31, 2022, the Company expects to terminate its agreement with the third-party investment firm. Accordingly, the Company accrued a termination fee as of December 31, 2022.

The Company’s investments in SFR properties were initially recognized on the settlement date of their acquisition at cost. The Company allocated the initial acquisition cost of each property to land and building on the basis of their relative fair values at the time of acquisition. To determine the relative fair value of land and building at the time of acquisition, the Company used available market data, such as property specific county tax assessment records.

Subsequent to the acquisition of a property, expenditures which improved or extended the life of the property were capitalized as a component of the property’s cost basis. Expenditures for ordinary maintenance and repairs were recognized as an expense as incurred and were reported as a component of “single-family property operating expenses” in the Company’s consolidated statements of comprehensive income.

The Company subsequently recognized depreciation of each property’s buildings and capitalized improvements over the expected useful lives of those assets. The Company calculated depreciation on a straight-line basis over a useful life of 27.5 years for buildings and useful lives ranging from five to 27.5 years for capitalized improvements. The Company reported depreciation expense as a component of “single-family property operating expenses” in the Company’s consolidated statements of comprehensive income.

Pursuant to its SFR investment strategy, the Company leased its SFR properties to tenants who occupied the properties. The leases generally had terms of one year or more and were classified as operating leases. Rental revenue, net of any concessions, was recognized over the term of each lease on a straight-line basis. If the Company determined that collectability of lease payments was not probable, any lease receivables previously recognized were reversed and rental revenue was limited to cash received.

Costs directly associated with the origination of a lease, such as a commission paid to a property manager when a lease agreement was obtained, were deferred at the commencement of the lease and subsequently recognized ratably as an expense over the lease term, consistent with the recognition of rental revenue from the lease. The ratable expense recognition of lease direct costs was reported as a component of “single-family property operating expenses” in the Company’s consolidated statements of comprehensive income. In addition to the expense items previously mentioned, “single-family property operating expenses” also included accruals for, but not limited to, third-party property management fees, local real estate tax assessments, utilities, homeowners’ association dues and property insurance.

The Company evaluated its SFR properties for impairment whenever circumstances indicated that their carrying amounts may not be recoverable. Significant indicators of potential impairment included, but were not limited to, declines in home values, adverse changes in rental or occupancy rates and relevant unfavorable changes in the broader economy. If indicators of potential impairment existed, the Company performed a recoverability test by comparing the property’s net carrying amount to its estimate of the undiscounted future net cash flows expected to be obtained from the use and eventual disposition of the property. If the property’s carrying amount exceeded the Company’s estimate of the undiscounted future net cash flows expected to be obtained from the property, the Company would have recognized an impairment loss equal to the amount that the property’s net carrying amount exceeded the property’s estimated fair value.

From time to time, the Company identified SFR properties to be sold. At the time that any such properties were identified, the Company performed an evaluation to determine whether or not such properties should be classified as held for sale. Factors considered as part of the Company's held for sale evaluation process included whether the following conditions had been met: (i) the Company had committed to a plan to sell a property; (ii) the property was immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property had been initiated; (iv) the sale of a property was probable within one year (generally determined based upon listing for sale); (v) the property was being actively marketed for sale at a price that was reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicated that it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn. To the extent that these factors were all present, the Company ceased depreciating the property, measured the property at the lower of its carrying amount or its fair value less estimated costs to sell, and presented the property separately on its consolidated balance sheets.

On August 19, 2022, the Company completed a sale of 371 SFR properties for a gross sale price of $130,026 for a gain of $14,391 that is net of accrued incentive fees to the Company's third-party investment firm.

On December 1, 2022, the Company completed a sale of McLean SFR, which included all of the Company's remaining investments in SFR properties and its long-term debt facility secured by SFR properties, for a gross sale price of $87,050, including the assumption of the debt liability (see Note 10 "Borrowings"), for a gain of $1,789 that is net of accrued incentive fees and termination fees to the Company's third-party investment advisory firm.

During the year ended December 31, 2022 and 2021, the Company recognized $2,176 and $299, respectively, of depreciation expense related to its SFR properties. The following table summarizes the Company’s net carrying amount of its SFR properties by component as of the dates indicated:

	December 31, 2022	December 31, 2021
Investments in single-family residential real estate:
Land	$—	$10,128
Buildings and improvements	—	51,060
Investments in single-family residential real estate, at cost	—	61,188
Less: accumulated depreciation	—	(299)
Investments in single-family residential real estate, net	$—	$60,889

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

The carrying values of the assets and liabilities of the consolidated VIEs, net of elimination entries, are as follows as of the dates indicated:

	December 31, 2022
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$296	$—	$296
Restricted cash of consolidated VIEs (1)	16	2,175	2,191
Mortgage loans of consolidated VIEs, at fair value	2,320	191,637	193,957
Other assets of consolidated VIEs	1,389	678	2,067
Secured debt of consolidated VIEs, at fair value	(200)	(169,145)	(169,345)
Other liabilities of consolidated VIEs	(1)	(261)	(262)
Net investment in consolidated VIEs	$3,820	$25,084	$28,904

(1)
Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE owed to third-parties in the month following collection.

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

(1)
Restricted cash represents cash collected by the trust that must be used solely to satisfy the liabilities of the VIE owed to third-parties in the month following collection.

The debt of the Company’s consolidated VIEs have recourse solely to the assets of the respective VIE; it has no recourse to the general credit of the Company.

Consolidated VIE of Business Purpose Residential Mortgage Loans

The pool of business purpose residential mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $2,462 and $210, respectively, as of December 31, 2022. The pool of business purpose residential mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $7,687 and $520, respectively, as of December 31, 2021. The trust is contractually entitled to receive monthly interest payments on each underlying mortgage loan net of a loan-specific servicing and asset management fee that is not remitted to the trust but is, rather, retained by the servicer. As of December 31, 2022 and 2021, the weighted average net note rate to which the VIE was entitled was 6.02% and 6.05%, respectively.

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

Consolidated VIE of Residential Mortgage Loans

The pool of mortgage loans and the third-party held debt obligations of the consolidated VIE had aggregate unpaid principal balances of $227,901 and $227,596, respectively, as of December 31, 2022. As of December 31, 2022, the weighted average contractual interest rates of the loans and consolidated debt held by third parties were 4.77% and 1.38%, respectively.

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

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of business purpose residential mortgage loans as of December 31, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$—	$—	$—
90 days or more past due and in non-accrual status	2,320	2,462	(142)
Total mortgage loans of consolidated VIE	$2,320	$2,462	$(142)

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of residential mortgage loans as of December 31, 2022:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$190,842	$226,955	$(36,113)
90 days or more past due and in non-accrual status	795	946	(151)
Total mortgage loans of consolidated VIE	$191,637	$227,901	$(36,264)

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

As of December 31, 2022 and 2021, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	December 31, 2022	December 31, 2021
Agency MBS repurchase financing:
Repurchase agreements outstanding	$406,072	$425,836
Agency MBS collateral, at fair value (1)	425,023	447,979
Net amount (2)	18,951	22,143
Weighted-average rate	4.47%	0.14%
Weighted-average term to maturity	12.0 days	13.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$88,953	$—
MBS collateral, at fair value	98,933	—
Net amount (2)	9,980	—
Weighted-average rate	5.02%
Weighted-average term to maturity	20.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$20,485	$20,788
Mortgage loans collateral, at fair value	29,264	29,697
Net amount (2)	8,779	8,909
Weighted-average rate	6.84%	2.60%
Weighted-average term to maturity	235.0 days	319.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$515,510	$446,624
Mortgage investments collateral, at fair value (1)	553,220	477,676
Net amount (2)	37,710	31,052
Weighted-average rate	4.66%	0.25%
Weighted-average term to maturity	22.2 days	27.2 days

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

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted-average outstanding balance	$388,890	$575,615
Weighted-average rate	2.28%	0.25%

Long-Term Unsecured Debt

As of December 31, 2022 and 2021, the Company had $86,405 and $85,994, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,276 and $1,687, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	December 31, 2022			December 31, 2021
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$37,750	$15,000
Annual Interest Rate	6.75%	6.000%	LIBOR+ 2.25 - 3.00%	6.75%	6.000%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.000%	6.83%	6.75%	6.000%	2.87%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	August 1, 2026	2033 - 2035

During the year ended December 31, 2021, the Company repurchased $7 in principal balance of Senior Notes due 2023 for a purchase price of $7. There were no repurchases of Senior Notes due 2025 and Senior Notes due 2026 during the years ended December 31, 2022 and 2021.

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

Long-Term Debt Secured by Single-family Residential Real Estate

On September 28, 2021, McLean SFR, a wholly-owned subsidiary of Arlington Asset, entered into a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties. As a result of the sale of McLean SFR on December 1, 2022, the obligations under the loan agreement were assumed by the acquiror of McLean SFR (see Note 8 "Investments in Single-Family Residential Properties").

Under the terms of the loan agreement, loan advances were available to be drawn up to 74% of the fair value of eligible SFR properties up to a maximum loan amount of $150,000. Advances under the loan agreement were able to be drawn during the advance period, which would end on the earlier of the date the outstanding principal balance equals the maximum loan amount or March 28, 2023. The outstanding principal balance was due on October 9, 2026 and advances under the loan agreement bore interest at a fixed rate of 2.76%. The loan was secured by a first priority interest in all the assets of McLean SFR and a first priority pledge of the equity interest of McLean SFR. As of December 31, 2021, the outstanding balance was $39,178, net of unamortized debt issuance costs of $264.

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

Types and Uses of Derivative Instruments

Interest Rate Hedging Instruments

The Company is party to interest rate hedging instruments that are intended to economically hedge changes, attributable to changes in benchmark interest rates, in agency MBS and MSR financing receivable fair values and future interest cash flows on the Company’s short-term financing arrangements. Interest rate hedging instruments may include centrally cleared interest rate swaps, exchange-traded instruments, such as U.S. Treasury note futures, Eurodollar futures, interest rate swap futures and options on futures, and non-exchange-traded instruments such as options on agency MBS. While the Company uses its interest rate hedging instruments to economically hedge a portion of its interest rate risk, it has not designated such contracts as hedging instruments for financial reporting purposes.

The Company exchanges cash “variation margin” with the counterparties to its interest rate hedging instruments on a daily basis based upon daily changes in fair value as measured by the Chicago Mercantile Exchange (“CME”), the central clearinghouse through which those instruments are cleared. In addition, the CME requires market participants to deposit and maintain an “initial margin” amount which is determined by the CME and is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. However, futures commission merchants may require “initial margin” in excess of the CME’s requirement. Receivables recognized for the right to reclaim cash initial margin posted in respect of interest rate hedging instruments are included in the line item “deposits” in the accompanying consolidated balance sheets.

The daily exchange of variation margin associated with a centrally cleared or exchange-traded hedging instrument is legally characterized as the daily settlement of the instrument itself, as opposed to a pledge of collateral. Accordingly, the Company accounts for the daily receipt or payment of variation margin associated with its interest rate swaps and futures as a direct reduction to the carrying value of the derivative asset or liability, respectively. The carrying amount of interest rate swaps and futures reflected in the Company’s consolidated balance sheets is equal to the unsettled fair value of such instruments; because variation margin is exchanged on a one-day lag, the unsettled fair value of such instruments generally represents the change in fair value that occurred on the last trading day of the reporting period.

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

The Company’s agency MBS investment portfolio may include net purchase (or “net long”) positions in TBA securities, which are primarily the result of executing sequential series of “dollar roll” transactions. The Company executes dollar roll transactions as a means of investing in and financing non-specified fixed-rate agency MBS. Such transactions involve effectively delaying (or “rolling”) the settlement of a forward purchase of a TBA agency MBS by entering into an offsetting sale with the same counterparty prior to the settlement date, net settling the “paired-off” positions in cash, and contemporaneously entering, with the same counterparty, another forward purchase of a TBA agency MBS of the same characteristics for a later settlement date. TBA securities purchased for a forward settlement month are generally priced at a discount relative to TBA securities sold for settlement in the current month. This discount, often referred to as the dollar roll “price drop,” reflects compensation for the net interest income (interest income less financing costs) that is foregone as a result of economically relinquishing beneficial ownership of the MBS for the duration of the dollar roll (also known as “dollar roll income”). By executing a sequential series of dollar roll transactions, the Company is able to create the economic experience of investing in an agency MBS, financed with a repurchase agreement, over a period of time. Forward purchases and sales of TBA securities are accounted for as derivative instruments in the Company’s financial statements. Accordingly, dollar roll income is recognized as a component of “investment and derivative gain (loss), net” along with all other periodic changes in the fair value of TBA commitments.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	December 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$8	$—	$—	$(107)
10-year U.S. Treasury note futures	—	—	16	—
Options on U.S. Treasury note futures	—	—	4	—
TBA commitments	5,652	(22)	230	(121)
Total	$5,660	$(22)	$250	$(228)

Interest Rate Swaps

The Company’s LIBOR based interest rate swap agreements represent agreements to make semiannual interest payments based upon a fixed interest rate and receive quarterly variable interest payments based upon the prevailing three-month LIBOR as of the preceding reset date. The Company’s Secured Overnight Financing Rate (“SOFR”) based interest rate swap agreements represent agreements to make (or receive) annual interest payments based upon a fixed interest rate and receive (or make) annual variable interest payments based upon the daily SOFR over the preceding annual period. As of December 31, 2022, all of the Company's interest rate swap agreements were SOFR based.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2022:

		Weighted-average:
	Notional Amount	Fixed Receive Rate	Variable Pay Rate	Net (Pay) Receive Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 5 years	$60,000	3.58%	4.30%	(0.72)%	4.9	$8

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2021:

		Weighted-average:
	Notional Amount	Fixed Pay Rate	Variable Receive Rate	Net Receive (Pay) Rate	Remaining Life (Years)	Fair Value
Years to maturity:
Less than 3 years	$50,000	0.71%	0.13%	(0.58)%	1.8	$(5)
3 to less than 10 years	100,000	0.90%	0.13%	(0.77)%	6.6	(102)
Total / weighted-average	$150,000	0.84%	0.13%	(0.71)%	5.0	$(107)

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

As of December 31, 2022, the Company had no outstanding positions of U.S. Treasury note futures. As of December 31, 2021, the Company held long positions of 10-year U.S. Treasury note futures with an aggregate notional amount of $25,000 with a maturity date in March 2022.

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

As of December 31, 2022, the Company had no outstanding options on U.S. Treasury note futures contracts.

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

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the date indicated:

	December 31, 2022
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.0% 30-year MBS sale commitments	$(70,000)	$(62,828)	$(61,516)	$1,312
4.0% 30-year MBS sale commitments	(150,000)	(142,255)	(140,830)	1,425
4.5% 30-year MBS sale commitments	(205,000)	(200,365)	(197,472)	2,893
Total TBA commitments, net	$(425,000)	$(405,448)	$(399,818)	$5,630

	December 31, 2021
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
2.5% 30-year MBS purchase commitments	$225,000	$229,043	$229,148	$105
2.5% 30-year MBS sale commitments	(225,000)	(229,152)	(229,148)	4
Total TBA commitments, net	$—	$(109)	$—	$109

Derivative Instrument Gains and Losses

The following table provides information about the derivative gains and losses recognized within the periods indicated:

	For the Year Ended December 31,
	2022	2021
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(103)	$(2,929)
Unrealized (losses) gains, net	(4,383)	3,129
Gains realized upon early termination, net	18,015	1,960
Total interest rate swap gains, net	13,529	2,160
U.S. Treasury note futures, net	(782)	3,215
Options on U.S. Treasury note futures, net	(4)	14
Total interest rate derivatives gains, net	12,743	5,389
TBA commitments:
TBA dollar roll income (2)	253	4,143
Other losses on TBA commitments, net	(7,509)	(11,586)
Total losses on TBA commitments, net	(7,256)	(7,443)
Total derivative gains (losses), net	$5,487	$(2,054)

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Year Ended December 31, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$150,000	$295,000	$—	$(385,000)	$60,000
10-year U.S. Treasury note futures	25,000	50,000	(50,000)	(25,000)	—
Purchased call options on 10-year U.S. Treasury note futures	25,000	—	(25,000)	—	—
TBA commitments, net	—	2,335,000	(1,910,000)	—	425,000

	For the Year Ended December 31, 2021
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$275,000	$750,000	$—	$(875,000)	$150,000
2-year U.S. Treasury note futures	—	50,000	(50,000)	—	—
10-year U.S. Treasury note futures	—	590,100	(365,000)	(200,100)	25,000
Purchased call options on 10-year U.S. Treasury note futures	—	165,200	(65,200)	(75,000)	25,000
TBA commitments, net	—	2,965,000	(2,965,000)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	December 31, 2022	December 31, 2021
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$1,823	$4,174
U.S. Treasury note futures (cash initial margin)	—	375
Total cash collateral posted, net	$1,823	$4,549

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of December 31, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$5,652	$—	$5,652	$(22)	$—	$5,630
Interest rate swaps	8	—	8	—	—	8
Total derivative instruments	5,660	—	5,660	(22)	—	5,638
Total assets	$5,660	$—	$5,660	$(22)	$—	$5,638
Liabilities:
Derivative instruments:
TBA commitments	$22	$—	$22	$(22)	$—	$—
Total derivative instruments	22	—	22	(22)	—	—
Repurchase agreements	515,510	—	515,510	(515,510)	—	—
Total liabilities	$515,532	$—	$515,532	$(515,532)	$—	$—

	As of December 31, 2021
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$230	$—	$230	$(105)	$—	$125
10-year U.S. Treasury note futures	16	—	16	—	—	16
Options on U.S. Treasury note futures	4	—	4	—	—	4
Total derivative instruments	250	—	250	(105)	—	145
Total assets	$250	$—	$250	$(105)	$—	$145
Liabilities:
Derivative instruments:
Interest rate swaps	$107	$—	$107	$—	$(107)	$—
TBA commitments	121	—	121	(105)	—	16
Total derivative instruments	228	—	228	(105)	(107)	16
Repurchase agreements	446,624	—	446,624	(446,624)	—	—
Total liabilities	$446,852	$—	$446,852	$(446,729)	$(107)	$16

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

The Company measures the fair value of the following assets and liabilities:

Investments in Financial Assets

Agency MBS – The Company’s investments in agency MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company’s investments in agency MBS include price estimates obtained from third-party pricing services. In determining fair value, third-party pricing services use a market approach. The inputs used in the fair value measurements performed by the third-party pricing services are based upon readily observable transactions for securities with similar characteristics (such as issuer/guarantor, coupon rate, stated maturity, and collateral pool characteristics) occurring on the measurement date. The Company makes inquiries of the third-party pricing sources and reviews their documented valuation methodologies to understand the significant inputs and assumptions used to determine prices. The Company reviews the various third-party fair value estimates and performs procedures to validate their reasonableness, including comparison to recent trading activity for similar securities and an overall review for consistency with market conditions observed as of the measurement date.

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

To measure the fair value of the Company’s non-agency MBS investment secured by a pool of business purpose residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business purpose residential mortgage loans that serve as collateral, including loan-level probabilities of default and loss-given-default. As of December 31, 2022 and 2021, the remaining population of business purpose residential mortgage loans serving as collateral to the Company's non-agency MBS investment represented less than 5% and 10% of the original collateral pool, respectively. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business purpose residential mortgage loans as of dates indicated:

	December 31, 2022	December 31, 2021
Probability of default	27.8%	77.7%
Loss-given-default	18.3%	15.8%

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

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy. To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate. The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of December 31, 2022, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 10.0%, respectively. As of December 31, 2021, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 5.6%, respectively.

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

As of December 31, 2022 and 2021, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of business purpose residential mortgage loans based upon the fair value of the mortgage loans of the VIE. As of December 31, 2021, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained. The business purpose residential mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy. To measure the fair value of the business purpose residential mortgage loans of the consolidated VIE as of December 31, 2022 and 2021, the Company used significant judgment to develop assumptions about the future performance of each business purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default. As of December 31, 2022 and December 31, 2021, the remaining population of business purpose residential mortgage loans represented less than 5% and 10% of the original collateral pool, respectively. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the business purpose residential mortgage loans of the Company’s consolidated VIE as of the periods indicated:

	December 31, 2022	December 31, 2021
Probability of default	44.1%	66.2%
Loss-given-default	11.3%	8.6%

As of December 31, 2022, the Company measured the fair value of both the residential mortgage loans and the debt obligations of its consolidated VIE of residential mortgage loans based upon the fair value of the debt obligations as the fair value of the debt securities issued by the VIE were more observable to the Company than the fair value of the underlying mortgage loans.

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

The residential mortgage loans and the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans (held by the Company as investments and eliminated against the associated debt of the VIE in consolidation) are classified within Level 3 of the fair value hierarchy. To measure the fair value of the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of residential mortgage loans that serve as collateral, including assumptions about the timing and amount of credit losses and prepayments. The significant unobservable inputs to the fair value measurement include the estimated rate of prepayment, rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represents a market participant’s current required rate of return for a similar instrument. The following table presents the weighted-average of the significant inputs to the fair value measurement of the subordinate and excess interest-only debt obligations of its consolidated VIE of residential mortgage loans as of December 31, 2022:

	Subordinate Debt Obligation	Excess Interest-Only Debt Obligations
Annualized voluntary prepayment rate	10.0%	10.0%
Annualized default rate	0.5%	0.5%
Loss-given-default	17.5%	17.5%
Discount rate	7.8%	17.7%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of the periods indicated:

	December 31, 2022	December 31, 2021
Discount rate	8.5%	9.0%
Annualized prepayment rate	7.0%	10.1%
Annual per-loan cost of servicing (current loans)	$65.00	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return. Accordingly, the fair value of the

Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty. The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs. As of December 31, 2022 and 2021, the present value of the expected incentive fee payment reflected in the fair value of the Company’s MSR financing receivables was $12,568 and $3,820, respectively.

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

Other

Long-term unsecured debt - As of December 31, 2022 and 2021, the carrying value of the Company’s long-term unsecured debt was $86,405 and $85,994, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $79,900 and $84,821 as of December 31, 2022 and 2021, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

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

Investments in equity securities of publicly-traded companies - As of December 31, 2022 and 2021, the Company had investments in equity securities of publicly-traded companies at fair value of $234 and $5,267, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets. Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds - As of December 31, 2022 and 2021, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $2,964 and $7,388, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of December 31, 2022, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 97 percent, 15 percent, and 16 percent, respectively. As of December 31, 2021, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 95 percent, 15 percent, and 16 percent, respectively. For its investments in investment funds, the Company estimates fair value based upon the investee’s net asset value per share.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of December 31, 2022 and 2021. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$443,540	$—	$443,540	$—
MSR financing receivables	180,365	—	—	180,365
Loans	29,264	—	—	29,264
Credit securities	104,437	—	98,933	5,504
Mortgage loans of consolidated VIEs	193,957	—	—	193,957
Derivative assets	5,660	—	5,660	—
Other assets	3,198	234	—	2,964
Financial liabilities:
Secured debt of consolidated VIEs	169,345	—	159,464	9,881
Derivative liabilities	22	—	22	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$483,927	$—	$483,927	$—
MSR financing receivables	125,018	—	—	125,018
Loans	29,697	—	—	29,697
Credit securities	26,222	—	—	26,222
Mortgage loans of consolidated VIE	7,442	—	—	7,442
Derivative assets	250	20	230	—
Other assets	12,655	5,267	—	7,388
Financial liabilities:
Secured debt of consolidated VIE	508	—	—	508
Derivative liabilities	228	—	228	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2022	2021
Beginning balance	$195,767	$166,428
Net (loss) gain included in "Investment and derivative gain (loss), net"	(17,812)	16,166
Additions from consolidation of VIEs	276,594	—
Transfers to real estate owned by consolidated VIEs	(1,060)	(534)
Purchases	83,392	157,842
Sales	(14,624)	(13,263)
Payments, net	(124,999)	(139,501)
Accretion of discount	14,796	8,629
Ending balance	$412,054	$195,767
Net unrealized (losses) gains included in earnings for the period for Level 3 assets still held at the reporting date	$(16,926)	$16,304

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2022	2021
Beginning balance	$508	$576
Net (gain) loss included in "Investment and derivative gain (loss), net"	(2,259)	16
Additions from consolidation of VIEs	14,278	—
Payments, net	(2,480)	(158)
(Amortization) accretion of (premium) discount, net	(166)	74
Ending balance	$9,881	$508
Net unrealized (gains) losses included in earnings for the period for Level 3 liabilities still held at the reporting date	$(2,259)	$16

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

For the year ended December 31, 2022, the Company did not have any REIT taxable income after a dividend paid deduction for its preferred stock. For the year ended December 31, 2021, the Company had a REIT taxable loss and did not have a distribution requirement. As of December 31, 2022, the Company had estimated net operating loss (“NOL”) carryforwards of $162,463 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $147,875 have no expiration period. For the NOL carryforwards that have no expiration period, the Company is limited to utilizing NOL carryforwards to 80% of the REIT taxable income in any one year. As of December 31, 2022, the Company had estimated net capital loss (“NCL”) carryforwards of $155,740 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $110,323 in 2023, $14,187 in 2026 and $31,230 in 2027. The Company’s estimated NOL and NCL carryforwards as of December 31, 2022 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

The Company and subsidiaries have made joint elections to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the years ended December 31, 2022 and 2021, the Company recognized a provision for income taxes of $4,118 and $1,566, respectively, on the pre-tax net income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of December 31, 2022 and 2021, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and state and local authorities in jurisdictions where the Company has significant business operations. The Company’s federal tax returns for 2019 and forward remain subject to examination by the IRS.

Note 15. Commitments and Contingencies

Contractual Obligations

The Company has contractual obligations to make future payments in connection with long-term debt and non-cancelable lease agreements. The following table sets forth these contractual obligations by fiscal year as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term unsecured debt maturities	$—	$—	$34,931	$37,750	$—	$15,000	$87,681
Minimum rental commitments	100	85	—	—	—	—	185
	$100	$85	$34,931	$37,750	$—	$15,000	$87,866

Note 16. Shareholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of December 31, 2022 and 2021, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

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

During the years ended December 31, 2022 and 2021, there were no issuances of common stock under the common equity distribution agreements.

As of December 31, 2022, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

During the years ended December 31, 2022 and 2021, the Company repurchased 2,794,574 and 3,242,371 shares, respectively, of Class A common stock for a total purchase price of $9,316 and $12,475, respectively. As of December 31, 2022, there remain available for repurchase 10,195,704 shares of Class A common stock under the Repurchase Program.

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

During the year ended December 31, 2022, the Company repurchased 159,901 shares of Series C Preferred Stock for a total purchase price of $3,536. There were no shares of Series C Preferred stock repurchased by the Company during the year ended December 31, 2021.

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

During the years ended December 31, 2022 and 2021, the Company issued 6,058 and 37,337 shares of Series B Preferred Stock at a weighted average public offering price of $24.87 per share and $24.99 per share for proceeds net of selling commissions and expenses of $149 and $919, respectively, under the Series B preferred equity distribution agreement. As of December 31, 2022, the Company had 1,602,566 shares of Series B Preferred stock available for sale under the Series B preferred equity distribution agreement.

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

Under the 2021 Plan, a maximum number of 5,256,076 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2021 Plan, were authorized for issuance and may be issued to employees, directors, consultants, advisors and independent contractors who provide bona fide services to the Company and its affiliates. If an award under the 2021 Plan or Prior Plans is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award, those shares will be available for future grants under the 2021 Plan. In addition, shares delivered or withheld for tax obligations arising from an award, other than a stock option or stock appreciation right (“SAR”), will be available for future grants under the 2021 Plan. As of December 31, 2022, 4,397,394 shares remained available for issuance under the 2021 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for the settlement of outstanding performance-based stock awards and dividend equivalents for such awards. If these outstanding performance-based stock awards are earned at “target” level performance, an additional 1,658,973 shares would be issued resulting in 2,738,421 shares remaining available for issuance under the 2021 Plan as of December 31, 2022.

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

During the years ended December 31, 2022 and 2021, the Compensation Committee granted Performance-based Stock Awards with performance goals based on (i) the compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“Absolute TSR Awards”), (ii) the compound annualized total shareholder return relative to a peer index during the applicable performance period (“Relative TSR Awards”), (iii) the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value Awards”), and (iv) the share price of the Company's common stock during the applicable performance period ("Stock Price Awards"). In addition, the Compensation Committee granted Performance-based Stock Awards in prior years with performance goals based on annual return on equity during the applicable performance period ("ROE Awards").

The Compensation Committee of the Board of Directors of the Company approved the following Performance-based Stock Award grants for the periods indicated:

	Year Ended December 31,
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

	Absolute TSR Awards Granted in:		Relative TSR Awards Granted in:		Stock Price Awards Granted in:
	2022	2021	2022	2021	2022	2021
Closing stock price on date of grant	$3.58	$4.08	$3.58	$4.08	$3.06	$—
Beginning average stock price on date of grant (1)	$3.60	$4.07	$3.60	$4.07	N/A	$—
Expected volatility (2)	69.20%	69.27%	69.20%	69.27%	51.17%	—
Dividend yield (3)	0.00%	0.00%	0.00%	0.00%	0.00%	—
Risk-free rate (4)	1.01%	0.34%	1.01%	0.34%	2.97%	—
Discount for illiquidity (5)	0.00%	0.00%	0.00%	0.00%	8.42%	—

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

(4) Based upon the yield of a U.S. Treasury bond with a term commensurate with the average vesting period of the stock grant.

(5) Based on restriction on ability to sell vested awards for one year after vesting.

The vesting of the Performance-based Stock Awards is subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee.

For Absolute TSR Awards and Relative TSR Awards granted during the years ended December 31, 2022 and 2021, the Compensation Committee established a three-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of the Absolute TSR Awards and Relative TSR Awards granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Absolute TSR Awards and Relative TSR Awards are earned. Upon settlement, vested Absolute TSR Awards and Relative TSR Awards are converted into shares of the Company’s Class A common stock on a one-for-one basis.

For Book Value Awards granted during the year ended December 31, 2022, the Compensation Committee established a one-year performance period that ended on December 31, 2022. The actual number of shares of Class A common stock that could be issued to each participant at the end of the performance period varied between 0% and 100% of the number of Book Value Awards granted, depending on performance results. Based on the actual performance measurements, 41,410 shares of the 103,000 Book Value Awards granted were earned and were converted into an equal number of shares of restricted stock in February 2023 that will vest on the third anniversary of the original Book Value Award grant date subject to continued employment under the terms of the award agreement.

For Stock Price Awards granted during the year ended December 31, 2022, the Compensation Committee established a three-year performance period. If the market price of the Company's common stock is equal to or greater than a stock price performance goal for 45 consecutive trading days at any time during the performance period, between 75% to 300% of the number of Stock Price Awards are earned and become restricted stock units that will vest ratably over a three-year period beginning on the third anniversary of the date of grant subject to continued employment under the terms of the award agreement. If the minimum threshold level of stock price performance goals are never achieved, no awards are earned. As of December 31, 2022, the market price of the Company's common stock had not met any of the price performance goals for 45 consecutive trading days.

For the ROE Awards granted in prior years, the Compensation Committee established a one-year performance period. Any ROE Awards earned at the end of the one-year performance period were converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE Award grant date subject to continued employment under the terms of the award agreement.

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

For the years ended December 31, 2022 and 2021, the Company recognized $1,281 and $415, respectively, of compensation expense related to Performance-based Stock Awards. As of December 31, 2022, the Company had 1,658,973 Performance-based stock awards outstanding, excluding 41,410 shares of Book Value Awards that were earned and were converted into an equal number of shares of restricted stock in February 2023. As disclosed above, the actual number of shares of common stock that could be issued for settlement of the Performance-based shares can be greater or less than the amount of Performance-based shares outstanding depending upon the actual results compared to the performance goals. As of December 31, 2022 and 2021, the Company had unrecognized compensation expense related to Performance-based Stock Awards of $3,314 and $878, respectively. The unrecognized compensation expense as of December 31, 2022 is expected to be recognized over a weighted average period of 3.23 years. For Absolute TSR Awards, Relative TSR Awards and certain of the Book Value Awards that had performance measurement periods ending during the years ended December 31, 2022 and 2021, none of the performance measures were met and therefore no awards were earned or vested during those periods. For the years ended December 31, 2022 and 2021, there were 0 and 82,124 ROE Awards, respectively, including dividend equivalents, that were earned and converted into an equal number of shares of restricted stock that will vest on the third anniversary of the original ROE Award grant date. For the year ended December 31, 2022, there were 41,410 Book Value Awards that were earned and converted into an equal number of shares of restricted stock in February 2023 that will vest on the third anniversary of the original Book Value Award grant date.

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

The Company grants restricted common shares to employees that either vest ratably over a three-year period or cliff vest at the end of a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2020	547,688	$4.89	1.5
Granted	365,592	3.89	—
Conversion of ROE Awards	82,124	5.65	—
Forfeitures	(22,000)	6.54	—
Vestitures	(214,369)	5.89	—
Share Balance as of December 31, 2021	759,035	4.16	1.5
Granted	384,291	3.42	—
Forfeitures	(12,167)	3.57	—
Vestitures	(300,317)	4.44	—
Share Balance as of December 31, 2022	830,842	$3.72	1.2

For the years ended December 31, 2022 and 2021, the Company recognized $1,856 and $1,190, respectively, of compensation expense related to restricted stock awards. As of December 31, 2022 and 2021, the Company had unrecognized compensation expense related to restricted stock awards of $1,262 and $1,847, respectively. The unrecognized compensation expense as of December 31, 2022 is expected to be recognized over a weighted average period of 1.2 years. For the years ended December 31, 2022 and 2021, the intrinsic value of restricted stock awards that vested were $909 and $828, respectively.

In addition, as part of the Company’s satisfaction of incentive compensation earned for past service under the Company’s variable compensation programs, employees may receive restricted Class A common stock in lieu of cash payments. These restricted Class A common stock shares are issued to an irrevocable trust and are not returnable to the Company. No such shares were issued in 2022 and 2021. As of December 31, 2022 and 2021, the Company had 9,155 vested shares of the undistributed restricted stock issued to the trust.

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

For the years ended December 31, 2022 and 2021, the Company recognized $0 and $78, respectively, of compensation expense related to employee restricted stock units. For the years ended December 31, 2022 and 2021, the intrinsic value of RSUs that were converted into shares of Class A common stock were $73 and $154, respectively. As of December 31, 2022, the Company had no employee restricted stock units outstanding.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded to non-employee directors vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2021 Plan, 2014 Plan, and certain of the Prior Plans, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under certain Prior Plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The non-employee director RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of December 31, 2022, the Company had 548,272 of non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	Year Ended December 31,
	2022	2021
RSUs granted	132,450	98,035
Grant date fair value	$3.02	$4.08

The grant date fair value is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the years ended December 31, 2022 and 2021, the Company recognized $400 and $400, respectively, of director fees related to these RSUs. There were no non-employee director RSUs converted into shares of Class A common stock for the years ended December 31, 2022 and 2021.

Note 18. Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

As of December 31, 2022 and 2021, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. The Company’s economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As described in Note 9 to the Company’s consolidated financial statements, as of December 31, 2022 and 2021, the Company had consolidated for financial reporting purposes two and one, respectively, securitization trusts for which the Company determined that its investments provided the Company with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company was not required to consolidate for financial reporting purposes any other VIEs as of December 31, 2022 and 2021, as the Company did not have the power to direct the activities that most significantly impact the economic performance of such entities.

As of December 31, 2022 and 2021, the Company had not guaranteed any obligations of unconsolidated entities. As of December 31, 2022 and 2021, the Company had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-back revolving credit facility funding commitment.