Form 10-K/A
period 2022-12-31
Arlington Asset Investment Corp.
filed 2023-05-01
CIK 1209028

2,289

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of April 28, 2023, there were 28,360,447 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

Documents incorporated by reference: None.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Washington DC, DC, USA

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2022.

In addition, this Amendment also amends Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of its filing date and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing date of the Original Filing. Terms used but not defined herein are as defined in the Original Filing.

Unless otherwise indicated or unless the context requires otherwise, all references in this Amendment to the "Company," "we," "us" or "our" refer to Arlington Asset Investment Corp., a Virginia Corporation, together with its consolidated subsidiaries.

Part III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

Board of Directors and Executive Officers

The following sets forth the names, ages, positions and biographical information for the Company's Board of Directors (the "Board") and executive officers.

Name	Age	Position
Daniel E. Berce	69	Chairman of the Board
David W. Faeder	66	Director
Melinda H. McClure	55	Director
Ralph S. Michael, III	68	Director
Anthony P. Nader, III	59	Director
J. Rock Tonkel, Jr.	60	President, Chief Executive Officer and Director
Richard E. Konzmann	54	Executive Vice President, Chief Financial Officer and Treasurer

DANIEL E. BERCE, age 69, is our Chairman of the Board and has served as a director of our Company since January 2011. Mr. Berce is Chief Executive Officer and President of General Motors Financial Company, Inc., a position he has held since General Motors Co. acquired AmeriCredit Corp. on October 1, 2010. Mr. Berce had been a director of AmeriCredit Corp. since 1990, and was Chief Executive Officer and President from 2005 through 2010, President from 2003 through 2005 and Chief Financial Officer from 1990 through 2003. Mr. Berce is also a director of FirstCash, Inc. (Nasdaq: FCFS), a publicly-traded consumer finance company, and AZZ, Inc. (NYSE: AZZ), a publicly-traded global provider of galvanizing and coil coating solutions.

Mr. Berce’s qualifications to serve as our Chairman and a director include his extensive leadership experience, specifically his experience as a chief executive officer and chief financial officer of a publicly-traded company. He also has over 30 years of experience in the consumer finance industry, experience in finance and accounting as well as experience as a director of multiple publicly-traded companies. Mr. Berce is also a licensed Certified Public Accountant and has served on our Audit Committee and the audit committees of other companies, all of which have designated him as an “audit committee financial expert.”

DAVID W. FAEDER, age 66, has served as a director of our Company since June 2013. Mr. Faeder is a Managing Partner of Fountain Square Properties, a diversified real estate company, a position he has held since 2003. He served as the Vice Chairman from 2000 to 2003, President from 1997 to 2000 and Executive Vice President and Chief Financial Officer from 1993 to 1997 of Sunrise Senior Living, Inc., a provider of senior living services in the United States, United Kingdom and Canada. From 1991 to 1993 he served as Vice President of Credit Suisse First Boston (formerly First Boston Corporation), directing the real estate advisory business for the Resolution Trust Company in the Washington, DC area. From 1984 to 1991 he served as Vice President of Morgan Stanley and Company, Inc., a brokerage firm, specializing in real estate transactions and financings. Mr. Faeder is currently a director and chairman of the board of Federal Realty Investment Trust (NYSE: FRT), a publicly-traded real estate investment trust (“REIT”).

Mr. Faeder’s qualifications to serve as a director include his public company and accounting experience, his real estate investment experience from his time as a private real estate investor, and his past and present service on multiple public and private company boards, including his service on other companies’ audit committees as well as his past service on our Audit Committee, all of which had designated him as an “audit committee financial expert.”

MELINDA H. MCCLURE, age 55, has served as a director of our Company since January 2019. Ms. McClure was the Chairman and Chief Executive Officer of VisionBank (in Organization), which was formed to become a Virginia-chartered commercial bank and served as Executive Vice President and Chief Strategy Officer and director of Old Dominion Bank following the two companies’ strategic combination. She served from 2006 to 2018 as the principal shareholder of Democracy Funding LLC, a registered broker-dealer. She held several positions at FBR & Co. (“FBR”), an investment bank, from 1991 to 2006, including senior managing director of investment banking focusing on middle market financial services and real estate companies. She is the managing member of CLB Dallas, as provider of early childhood education. Ms. McClure is the lead independent director on the board of Independence Realty Trust, Inc. (NYSE: IRT), a publicly traded REIT that owns and manages multi-family communities. She served on the board of directors of the Bank of Georgetown, a privately held community bank headquartered in Washington, D.C., from its inception in 2005 to its sale to United Bank in 2016.

Ms. McClure’s qualifications to serve as a director include her 30 years of experience in the financial services, real estate and capital markets sectors, including particular expertise in mortgage and property REITs, asset managers, specialty lenders and regulated financial institutions. She has experience as a director of a publicly-traded REIT where she serves as the lead independent director and she has significant corporate finance experience having managed over $15 billion in capital markets and advisory assignments. The Board has designated Ms. McClure as an “audit committee financial expert.”

RALPH S. MICHAEL, III, age 68, has served as a director of our Company since June 2006. He currently serves as Executive Vice President and Chairman of Fifth Third Bank, Greater Cincinnati, having served as Executive Vice President and Group Regional President of Fifth Third Bank from July 2015 until March 2018. Prior to that he served as Chief Executive Officer of Fifth Third Bank, Greater Cincinnati since December 2010. He served as President and Chief Operating Officer of The Ohio Casualty Insurance Company from 2005 to November 2007 and served as a director from 2002 to 2005. From 2003 to 2005 he was Executive Vice President and Manager of Private Asset Management and held other positions with U.S. Bank. From 1979 to 2002 he held various executive and management positions with PNC Financial Services Group. From 2003 to 2016, Mr. Michael served as a director of Key Energy Services, Inc. (NYSE: KEG), a publicly-traded company. Mr. Michael is currently a director Cleveland-Cliffs Inc. (NYSE: CLF), a publicly-traded company. He is also a director of Cincinnati Bengals, Inc., AAA Club Alliance and CSAA Insurance Exchange. Mr. Michael also serves as the Vice Chairman of the Board of TriHealth, Inc., a nonprofit hospital group, and as a trustee of Xavier University (Ohio).

Mr. Michael’s qualifications to serve as a director include the broad business, banking and finance background obtained through his 40 years of experience working in financial services, much of which has been in executive management positions which enable him to provide valuable insights on oversight matters, including banking, hedging and financial issues. Mr. Michael’s qualifications also including his service on our and other companies’ audit committee. The Board has designated Mr. Michael as an “audit committee financial expert.”

ANTHONY P. NADER, III, age 59, has served as a director of our Company since March 2015. Mr. Nader is a Managing Director of SWaN & Legend Venture Partners, a principal investment firm that Mr. Nader co-founded in 2006. Mr. Nader also serves as Vice Chairman of Asurion, a privately held company that provides technology protection. In 2008, Mr. Nader successfully merged his prior company, National Electronics Warranty (“NEW”) with Asurion. Mr. Nader joined NEW in 1990 as Chief Operating Officer, was named President in 1999 and Chief Executive Officer in 2006, a position he held until 2013. Mr. Nader is currently a director of Federal Realty Investment Trust (NYSE: FRT), a publicly-traded REIT, where he is the Chairman of the Nominating and Governance Committee and a member of the Audit Committee. He is also the Chairman of the Inova Health System Board of Trustees. He also serves as a director of Optoro, Inc., BigTeams, DuraStat and MusiCapital LLC.

Mr. Nader’s qualifications to serve as a director include his 30 years of business and leadership experience as a senior executive with NEW which, under his leadership, grew to be the largest global provider of extended service plans for the consumer electronics and appliance industry. Mr. Nader also has a substantial and diversified investment background as a founder of SWaN & Legend Venture Partners that has investments in growth-oriented companies as well as domestic real estate holdings. In addition, Mr. Nader has extensive experience as a corporate board member, including his service on our and other companies’ audit committees. The Board has designated Mr. Nader as an “audit committee financial expert.”

J. ROCK TONKEL, JR., age 60, is our President and Chief Executive Officer, a position he has held since June 2014. He also has served as a director of the Company since March 2007. From February 2007 until June 2014, he served as our Chief Operating Officer. From April 2004 to February 2007, Mr. Tonkel served as President and Head of Investment Banking at FBR. Prior to this service, Mr. Tonkel served as FBR’s Executive Vice President and Head of Investment Banking, a position he assumed in February 2002. Mr. Tonkel joined FBR in 1994 as a Managing Director and Head of Investment Banking’s financial institutions group. Prior to joining FBR, Mr. Tonkel served as Special Assistant to the Director of the Office of Thrift Supervision, the regulatory agency for the savings and loan industry under the U.S. Department of Treasury.

Mr. Tonkel’s qualifications to serve as a director include his 35 years of experience in financial services companies, the mortgage industry, the investment banking industry, his experience in capital markets, as well as his expertise in public and private company finance. Further, his service as the Company’s Chief Executive Officer for the past seven years as well as his past position as President and Head of Investment Banking at FBR provide him with business and leadership experience in key areas of the investment and asset management industry.

RICHARD E. KONZMANN, age 54, is our Executive Vice President, Chief Financial Officer and Treasurer, a position he has held since March 2015. Prior to joining the Company, Mr. Konzmann was employed by American Capital, Ltd. (NASDAQ: ACAS), a publicly traded private equity firm and global asset manager of publicly traded mortgage real estate investment trusts, business development companies and private equity funds. While at American Capital, Ltd., Mr. Konzmann served as Senior Vice President, Accounting from 2006 to March 2015, Vice President, Accounting from 2003 to 2005 and Corporate Controller from 2002 to 2003. From 1993 to 2002, Mr. Konzmann served in various controllership, finance and asset management roles with Crestline Capital Corporation (NYSE: CLJ) and Host Marriott Corporation (NYSE: HMT). From 1990 to 1993, Mr. Konzmann was employed with the public accounting firm Deloitte and Touche LLP. Mr. Konzmann is a Certified Public Accountant.

Board Refreshment

Our Board currently consists of six directors who are elected annually.

Board Committees for 2022

The Board currently has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. From time to time, the Board may establish other standing or special committees to discharge specific duties delegated to such committees by the Board. The committee membership for 2022 and the number of meetings of each committee held during 2022 are described below. Mr. Tonkel does not serve on any of the Board’s standing committees.

Name	Audit	Compensation	Nominating and Governance
Daniel E. Berce	√	√
David W. Faeder		√ (Chairman)	√
Melinda H. McClure	√		√
Ralph S. Michael, III	√ (Chairman)	√
Anthony P. Nader, III	√		√ (Chairman)
Number of Meetings in 2022	5	5	5

Audit Committee

The current members of the Audit Committee are Mr. Michael, who serves as Chairman, and Mr. Berce, Ms. McClure and Mr. Nader. Among other responsibilities, the Audit Committee assists the Board in monitoring our financial reporting process and is solely responsible for hiring and monitoring the independence and performance of our independent auditors. The Board has determined that each member of the Audit Committee is independent according to the independence standards set forth in the NYSE listing standards and our Corporate Governance Guidelines. In addition, each member of the Audit Committee meets the heightened independence requirements for audit committees specified by Rule 10A-3 under the Exchange Act. The Board has determined that each member of the Audit Committee is financially literate under the standards established by the NYSE. The Board has also determined that each of Messrs. Michael, Berce, Nader and Ms. McClure are qualified as an “audit committee financial expert” within the meaning of applicable SEC rules and possess related financial management expertise within the meaning of the listing standards of the NYSE. The Board has adopted a written charter for the Audit Committee, a current copy of which is available to shareholders on our website at www.arlingtonasset.com.

Compensation Committee

The current members of the Compensation Committee are Mr. Faeder, who serves as Chairman, and Messrs. Berce and Michael. The Board has determined that each member of the Compensation Committee is independent according to the independence standards set forth in the NYSE listing standards and our Corporate Governance Guidelines. The Compensation Committee reviews our compensation plans and makes recommendations concerning those plans and concerning executive officer compensation. The Board has adopted a written charter for the Compensation Committee, a current copy of which is available to shareholders on our website at www.arlingtonasset.com. For additional information on the Compensation Committee’s processes and procedures for the consideration and determination of executive and director compensation, please refer to “Compensation Discussion and Analysis” and “Compensation Committee Report” under "Item11. Executive Compensation" in this Amendment.

Nominating and Governance Committee

The current members of the Nominating and Governance Committee are Mr. Nader, who serves as Chairman, and Mr. Faeder and Ms. McClure. The Board has determined that each member of the Nominating and Governance Committee is independent according to the independence standards set forth in the NYSE listing standards and our Corporate Governance Guidelines. The Nominating and Governance Committee assists the Board in identifying qualified and diverse individuals to become Board members, plays a leadership role in shaping the governance of our Company, engages in management succession planning and development, and oversees the evaluation of the Board. The Board recently enhanced its oversight regarding environmental, social and governance (“ESG”) matters by charging the Nominating and Governance Committee with monitoring and overseeing the Company’s initiatives regarding ESG matters. The Board has adopted a written charter for the Nominating and Governance Committee, a current copy of which is available to shareholders on our website at www.arlingtonasset.com.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that based solely on our review of the reports filed during the fiscal year ended December 31, 2022, and on the written representations of those filing reports, all Section 16(a) forms required to be filed by our executive officers, directors and beneficial owners of more than ten percent of our common stock were filed on a timely basis and in compliance with Section 16(a) of the Exchange Act.

Code of Ethics

The Board has adopted a Statement of Business Principles that applies to our principal executive officer, principal financial officer and principal accounting officer and their activities, as well as all officers, directors and employees of the Company. Our Statement of Business Principles is available on our website at www.arlingtonasset.com.

Item 11. Executive Compensation

Compensation of Our Directors

Compensation for our non-employee directors is established by our Compensation Committee to provide an appropriate level of compensation relative to the work required for service on our Board, as well as to director compensation practices in the competitive market. Our Compensation Committee periodically, and at least annually, reviews non-employee director compensation to assure that individual cash components and equity awards are appropriately positioned. Below are certain highlights of the Company’s non-employee compensation program, which are consistent with recognized best practice:

•
No separate meeting fees are paid to our directors, as meeting attendance is an expected part of board service;
•
Approximately half of total director compensation is in Deferred Stock Units ("DSUs") that are fully-vested at grant, to avoid entrenchment, but are required to be held for the duration of service on the Board, increasing alignment of interests with shareholders;
•
Additional annual cash retainers are provided for special roles such as Chairman of the Board and committee chairs to recognize their incremental time and effort; and
•
No benefits or perquisites are provided to non-employee directors.

Our non-employee director compensation for 2022 included:

Element	Amount
Annual Cash Retainer	$80,000
Annual DSU Grant	$80,000
Chairman of the Board Retainer	$25,000
Audit Committee Chair Premium	$20,000
Nominating and Governance Committee Chair Premium	$10,000
Compensation Committee Chair Premium	$10,000

We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board and its committees and corporate events that directors may be asked to attend.

Director Compensation for 2022

The following table contains compensation information for each of our non-employee directors who served on the Board during the year ended December 31, 2022. Mr. Tonkel, Jr., our President and Chief Executive Officer, did not receive any compensation for his service as a member of the Board in 2022.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total Compensation
Daniel E. Berce	$105,000	$80,000	$185,000
David W. Faeder	$90,000	$80,000	$170,000
Melinda H. McClure	$80,000	$80,000	$160,000
Ralph S. Michael, III	$100,000	$80,000	$180,000
Anthony P. Nader, III	$90,000	$80,000	$170,000
(1)
As stated above, includes an annual cash retainer paid to each of our non-employee directors. Additionally, includes retainer for Mr. Berce’s service as Chairman of the Board and retainers for Audit, Nominating and Governance, and Compensation Committee Chair positions for Messrs. Michael, Nader and Faeder, respectively. The amounts do not reflect any cash dividend equivalent payments made to each non-employee director related to their DSUs.
(2)
The amounts in this column reflect the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718 for awards granted to non-employee directors during the fiscal year ended December 31, 2022. In fiscal year 2022, each non-employee director received an award of DSUs with the number of awards calculated to target the grant date values listed in this column, with each DSU valued at $3.02, the closing price of our common stock on the NYSE on the grant date. For more information regarding the grant, please refer to “Annual Grant of DSUs to Non-Employee Directors” below. The DSUs vest immediately on the award grant date. For more information regarding the valuation of DSU awards granted by us to our non-employee directors, please refer to Note 17 in the notes to our consolidated financial statements included in our Annual Report.

Annual Grant of DSUs to Non-Employee Directors

On June 16, 2022, the date of our 2022 annual meeting of shareholders, each of our non-employee directors received an annual grant of 26,490 DSUs having an aggregate grant date fair value of $80,000, based on the closing sale price of our common stock on the NYSE on the date of grant. The DSUs were granted pursuant to the Company’s 2021 Long-Term Incentive Plan. In prior years, our non-employee directors received annual grants of Restricted Stock Units (“RSUs”) pursuant to the Company’s 2014 Long-Term Incentive Plan and the Prior Plans (as defined below). The award terms of the DSUs and RSUs issued to our non-employee directors (when referenced collectively below, “DSUs”) are materially the same.

A non-employee director’s interest in DSUs awarded pursuant to our 2021 Long-Term Incentive Plan vest immediately on the award grant date. These vested DSUs are converted into shares of our common stock on a one-for-one basis, with any fractional shares being settled in cash, upon the later of the date the director separates from our service or the first anniversary of the grant date (the “Settlement Date”). If a change in control occurs before the Settlement Date, the settlement will occur on the control change date.

Prior to the effectiveness of our 2021 Long-Term Incentive Plan and our 2014 Long-Term Incentive Plan, previously awarded RSUs to our non-employee directors were granted pursuant to the Company’s 2011 Long-Term Incentive Plan, the Company’s 2004 Long-Term Incentive Plan, the FBR Stock and Annual Incentive Plan or the Company’s Non-Employee Director Stock Compensation Plan (collectively, the “Past Plans”). A non-employee director’s interest in RSUs awarded pursuant to one of the Past Plans vested if he served on our Board from the date of grant until the first anniversary of the award. Vested RSUs awarded under the Past Plans ordinarily are converted to shares of common stock on a one-for-one basis, with any fractional share being settled in cash, one year after the participant ceases to be a member of our Board.

DSUs do not have any voting rights but are entitled to cash dividend equivalent payments.

The following table sets forth certain information regarding DSUs granted in 2022 to our non-employee directors as discussed above:

Name	Aggregate Number of DSUs Awarded	Grant Date Fair Value of DSUs Awarded(1)	Aggregate Number of DSUs Outstanding at Fiscal Year End
Daniel E. Berce	26,490	$80,000	117,416
David W. Faeder	26,490	$80,000	107,920
Melinda H. McClure	26,490	$80,000	83,804
Ralph S. Michael, III	26,490	$80,000	136,205
Anthony P. Nader, III	26,490	$80,000	102,927
(1)
The grant date fair value is calculated in accordance with FASB ASC Topic 718 and is based on the last sale price of our common stock on the NYSE on June 16, 2022, which was $3.02.

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis describes the key features of our compensation strategy, policies, programs and practices for our executive officers that served during the year ended December 31, 2022. Our executive officers for the year ended December 31, 2022 were J. Rock Tonkel, Jr., President and Chief Executive Officer, and Richard E. Konzmann, Executive Vice President, Chief Financial Officer and Treasurer.

The primary purpose of the Compensation Committee is to assist the Board in discharging its responsibilities relating to compensation of the Company’s directors and officers. In furtherance of this role, the Compensation Committee seeks to attract and retain high-quality leadership and ensure that the Company’s executive compensation strategy supports the Company’s objectives and shareholder interests. In this Compensation Discussion and Analysis, we sometimes refer to the Compensation Committee as the “Committee.”

Executive Summary

Our Business

We are an investment firm that invests primarily in mortgage related assets and residential real estate. Our investment capital was allocated between the following asset classes during 2022:

•
Mortgage servicing right ("MSR") related assets;
•
Single-family residential ("SFR") rental properties;
•
Agency mortgage-backed securities ("MBS"); and
•
Credit investments.

We managed our investment portfolio with the goal of obtaining a well protected and high risk-adjusted return on capital. We evaluate the rates of return that can be achieved in each asset class and for each individual investment within an asset class in which we invest. We then evaluate opportunities against the returns available in each of our investment alternatives and attempt to allocate our assets and capital with an emphasis toward what we believe to be the highest risk-adjusted return available. We expect this strategy will cause us to have different allocations of capital and leverage in different market environments. In addition, we also may pursue other business activities that would utilize our experience in analyzing investment opportunities and applying similar portfolio management skills.

We are internally managed and do not have an external investment advisor.

Successful Implementation of the Transition of Our Investment Portfolio

Over the past three years, our Company has strategically taken measures to mitigate risk by reducing leverage and bolstering our liquidity position. This has enabled us to simultaneously develop a unique investment portfolio comprised of distinct high-yield asset classes with promising growth prospects in expansive markets. By doing so, we have positioned ourselves to capitalize on lucrative opportunities while maintaining financial stability.

During the implementation of our investment strategy, we focused primarily on the following priorities:

•
First, protect shareholder capital from the impact of inflation, rising interest rates and U.S. Federal Reserve monetary tightening policies, while maintaining relative low leverage and strong liquidity;
•
Second, create investment channels which complement our historical agency MBS investment strategy and diversify risk, while improving our prospects for stronger and durable returns over time to maximize shareholder value; and
•
Third, maintain strong financial flexibility in order to return capital to shareholders through aggressively repurchasing shares of our common stock at accretive prices.

Despite facing another particularly challenging and volatile period, the Company continued to make substantial progress towards our long-term objective of establishing multiple investment channels which complement our historical agency MBS portfolio and diversify risk while improving the Company’s level and reliability of returns over time. During 2022, we successfully grew our portfolio of SFR properties and then fully exited our position at a substantial gain over a very short investment horizon. In addition, the Company continued to expand upon our strategic relationship for investing in MSR related assets while generating strong returns. We believe our diversified investment strategy offers a compelling high-return growth opportunity that should result in the intrinsic value of the Company’s platform exceeding our book value over time. In support of this view, the Company continued to make accretive repurchases of shares of its common stock during 2022.

Our Performance Highlights

The following are some key financial and operational highlights for the year ended December 31, 2022:

•
We increased our book value per common share by 7.0%
•
We generated $0.29 per diluted common share of non-GAAP earnings available for distribution(1)

•
Our economic returns surpassed many of the companies in the FTSE Mortgage Home Financing Index(2)(3)(4):

•
We grew our capital allocation in MSR related assets to 63%, from 3% at the end of 2020, which produced a total return of 42%(5)
•
We generated an annualized total return on our credit portfolio of 22.6%
•
We successfully sold our entire portfolio of SFR properties resulting in a total annualized return of 28% and realized a gain of $16.2 million over only a five quarter investment period
•
We repurchased 9.2% of our outstanding shares of common stock that accreted $0.30 per share to book value
•
We continued to lower our total “at-risk” leverage to 0.3 to 1 at December 31, 2022 compared to 1.5 to 1 at December 31, 2021(6)

(1)
For a reconciliation of non-GAAP earnings available for distribution to GAAP pre-tax income or loss, see “—Reconciliation of Non-GAAP Measures”.
(2)
Economic return measured as change in book value per share plus dividends declared.
(3)
Includes all constituents of the FTSE NAREIT Mortgage Home Financing Index that have been constituents for the entire period presented.
(4)
Source: SEC filings.
(5)
Total inception to date internal rate of return based on total cash on cash return assuming remaining investment is sold at fair value on December 31, 2022.
(6)
The Company’s “at-risk” leverage ratio is calculated as the sum of the Company’s repurchase agreement financing, long-term secured debt, net payable or receivable for unsettled securities, net contractual price of to-be-announced commitments and financing embedded in its MSR financing receivables less cash and cash equivalents compared to the Company’s investable capital measured as the sum of the Company’s shareholders’ equity and long-term unsecured debt.

Summary of Total Direct Compensation Program Elements

In 2022, our Compensation Committee continued to refine and enhance its executive compensation strategy, with the aim of promoting pay-for-performance, aligning the interests of our management with those of our shareholders, and retaining top talent. Our executive compensation program features several performance-based elements that incentivize our executives to achieve both short- and long-term business objectives. The program consists of three direct compensation components: base salary, annual cash incentive, and long-term equity incentive compensation.

At the outset of 2022, the Compensation Committee engaged Semler Brossy to evaluate the competitiveness of our executive officers' target pay and design additional compensation alternatives that would drive value creation for our shareholders. The resulting incentives were intended to improve our executive compensation plan by retaining our executives, rewarding them for successfully implementing our investment strategy shift, and incentivizing them to identify opportunities to reduce the discount of our common stock price per share to our book value per share.

After conducting a thorough analysis, Semler Brossy recommended the use of a one-time, 100% performance-based, front-loaded equity award with significant performance hurdles and substantial upside potential for our executives. This incentive is designed to create meaningful compensation opportunities only when significant incremental value is created for our shareholders through substantial increases in our common stock price per share. As such, in May 2022, the Compensation Committee granted our executive officers a one-time long-term incentive equity award consisting of three-years' worth of performance-based RSUs ("One-time LTI Awards"). These RSUs are subject to the achievement of significant performance hurdles over a three-year period and are described in greater detail under "Compensation Discussion and Analysis - One-Time Long-Term Equity Performance Restricted Stock Unit Awards".

Summarized below is a description of our direct compensation components and their principal contribution to our compensation objectives, as well as the key highlights with respect to each component for 2022.

Compensation Type	Description	Compensation Objectives and Key Highlights
Base Salary	• Base salaries provide a minimum level of fixed cash compensation that the Compensation Committee analyzes annually using a variety of factors.
•
Provides a fixed level of cash compensation based on competitive market data, scope of the individual’s role, experience, and performance.
•
Mr. Tonkel has not received an increase in base salary since becoming CEO in 2014 and Mr. Konzmann has not received an increase in base salary since 2016.

Short-Term Cash Incentive
•
100% performance-based.
•
50% of the target total annual cash bonus opportunity is tied to corporate performance through the achievement of specific measurable quantitative criteria.
•
50% of the target total annual cash bonus opportunity is tied to a subjective assessment of the executive’s performance related to a predetermined set of qualitative measurement criteria.
•
Total target bonus opportunity of 100% of base salary.
•
Eligible to earn between 0% and 200% of the target bonus opportunity based on performance achievements relative to the specific goals.

•
The Committee reestablished a rigorous quantitative performance metric component that is tied to the achievement of certain total returns levels of capital invested (“Total Return”) (defined under “Annual Performance-Based Cash Bonus Opportunities”).
•
Reward executive for successfully implementing and executing the Company’s transition towards a new investment strategy.
•
Creates a direct connection between the success of the Company’s investment strategy and the executives’ financial reward over a short-term horizon.

Annual Long- Term Equity Incentive
•
100% at-risk and 75% performance-based over a three-year performance period.
•
50% of the incentive is in performance-based RSUs tied to an absolute total stock return (“Absolute TSR RSUs”) (defined under “Long-Term Performance-Based Equity Incentive Awards”).
•
25% of the incentive is in performance-based RSUs tied to relative total stock return (“Relative TSR RSUs”) (defined under “Long-Term Performance-Based Equity Incentive Awards”).
•
25% of the incentive is in time-based Restricted Stock (“RSAs”) with a three-year cliff vesting period.
•
Total target incentive opportunity of 100% of base salary.
•
Eligible to earn between 0% and 250% of the target bonus opportunity for the Absolute TSR RSUs and Relative TSR RSUs, based on performance achievements relative to the specific goals.

•
Provides a multi-year performance period.
•
The Absolute TSR RSUs and Relative TSR RSUs have rigorous performance metrics over a long-term three-year performance period.
•
If TSR during the measurement period is negative, the percentage of the Relative TSR RSUs earned are capped at a maximum of 100% of target.
•
Time-based RSAs increase or decrease in value depending on our common stock price performance and do not vest for three years.
•
All long-term equity incentive awards align our executive officers with our shareholders’ interests and encourage long-term retention.

One-Time Long-Term Equity Performance Restricted Stock Unit Awards
•
100% at-risk and performance-based over a three-year performance period.
•
Performance-based RSUs to be earned upon the Company's common stock price per share reaching certain levels (at or above meaningful stock price appreciation levels for 45 consecutive trading days).
•
Eligible to earn between 0% and 300% for CEO and 0% and 250% for CFO of the target bonus opportunity, based on performance achievements tied to our common stock price per share.
•
Any awards earned during the three-year performance period vest ratably in 2025, 2026 and 2027, subject to continued service to the Company or one of its affiliates.

•
Provides a multi-year performance period.
•
Enhances our current long-term incentive plan with an emphasis tied exclusively to absolute shareholder return through significant performance hurdles connected to the growth of our common stock price per share.
•
Aligns the interests of our executive officers with our shareholders while motivating the achievement of multi-year common stock price performance objectives that will enhance shareholder value.
•
NO RSUs will be earned unless the Company's common stock price per share increases by a minimum of 30% from the price on the grant date (or 40% to receive target), and stays at (or above) that level for a period of 45 consecutive trading days.
•
NO additional future equity incentive grants will be made to the executive officers prior to 2026.
•
Any earned awards vest three to five years from the grant date, encouraging long-term retention.

Compensation Policies

In furtherance to the highlighted items above, we believe our executive compensation programs and policies reflect a number of governance best practices, including the following:

•
The Compensation Committee regularly works with its independent compensation consultant and the Company’s management to assess any potential risks that may be associated with our compensation policies and practices. See “Compensation Risk Analysis”.
•
We do not have employment agreements with any of our executive officers that provide a specific term of employment. Accordingly, the employment of each executive officer may be terminated at any time at the discretion of our Board.
•
The Board has adopted stock ownership guidelines for executive officers that seek to ensure each executive officer has a meaningful ownership interest in the Company. See “Stock Ownership Guidelines”.
•
The Board has adopted a “clawback” policy under which we can recover any cash bonus paid during the prior fiscal year to an executive officer whose intentional misconduct causes us to restate our financial statements. See “Compensation Clawback Policy”.
•
The Board has adopted a policy prohibiting employees, officers and directors from engaging in any hedging or pledging of the Company’s equity securities.
•
We do not provide unique perquisites or any special benefits to our executive officers. Our executive officers are eligible to participate in the same benefits programs as all other employees.
•
As part of our policy of maintaining performance-based compensation plans, we do not provide defined benefit plans or other retirement benefits to our executive officers, other than a tax-qualified defined contribution savings plan available to all of our employees pursuant to Section 401(k) of the Internal Revenue Code.
•
We have a policy that does not allow the revision of any bonus formula for a given fiscal year once it has been established for that year.
•
We do not provide tax “gross up” payments or other tax reimbursement payments to our executive officers.
•
We hold a shareholder advisory vote on our executive compensation annually as opposed to every two or three years.

Consideration of Shareholder Advisory Vote on the Frequency of Future Advisory Votes on Executive Compensation

At our 2017 annual meeting of shareholders, we asked our shareholders to vote, on an advisory basis, on the frequency of future advisory votes on executive compensation commonly referred to as a “say-when-on-pay” advisory vote. Our shareholders overwhelmingly approved holding an advisory vote on executive compensation annually, with approximately 89% of the votes cast voting in favor an annual advisory vote on executive compensation. The Board took into consideration the results of the say-when-on-pay advisory vote and determined that advisory votes on executive compensation will be submitted to shareholders every year until the next required advisory vote on the frequency of shareholder votes on executive compensation. In addition, through our ongoing engagement with shareholders, the Board will continue to consider any shareholder concerns and feedback in the future.

Compensation Philosophy and Objectives

Our comprehensive compensation program is designed to align executive pay with the achievement of our business, strategic, operational, governance, and risk management objectives, as well as individual performance towards these goals. It aims to attract, retain, and reward top talent that contributes to our success and incentivize them to enhance long-term shareholder value.

To ensure pay-for-performance on both an annual and long-term basis, the Compensation Committee reviews the compensation components for each executive officer. Our total compensation program is designed to be competitive with the programs of other companies competing for executives and provide incentives for our executive officers to act in the best interest of our Company. The Committee takes into account each executive's overall responsibilities, professional qualifications, length of service, business experience, historical job performance, and competitive employment opportunities when considering compensation.

In summary, our compensation philosophy seeks to align executive pay with the achievement of our objectives, retain top talent, and incentivize actions that enhance long-term shareholder value. By offering a competitive compensation package and considering individual circumstances, we aim to attract and retain executives who will drive our Company's success.

Our compensation program for the executive officers for 2022 was designed to meet the following objectives:

•
Attract and Retain Talented Executives. In a highly competitive industry with a low headcount business model and mobility of skilled and experienced executives, our 2022 executive compensation program was carefully crafted to motivate, reward, and retain highly qualified individuals. We aim to offer compensation that is competitive with other companies offering similar services, taking into account the size and characteristics of our Company, individual performance, business experience, past contributions, and overall responsibilities. Given our relatively small employee count for a company of our size, we recognize the importance of retaining our executive employees to maintain our business operations. Therefore, the Compensation Committee considers retention a key factor when setting compensation. A sudden loss of any of our executive employees could significantly impact our Company's performance, which is why we strive to offer competitive compensation packages and provide additional incentives to retain our top talent. Overall, our executive compensation program is designed to attract, motivate, and retain highly skilled executives in a competitive industry. By offering fair and competitive compensation, we aim to foster a culture of high performance and drive our Company's success.
•
Pay-for-Performance. Our executive compensation program was created to establish a compensation structure where a significant portion of the total compensation paid or awarded is linked to corporate performance, as determined by the Compensation Committee. The 2022 annual cash bonus program provided each executive with an opportunity to earn a cash bonus based on specific performance metrics, as well as their individual contribution to the Company's strategic and operational objectives. Furthermore, our long-term equity incentive plan offers additional incentives that are tied to the absolute and relative total stock return performance over a multi-year period, along with time-based RSAs that increase or decrease in value depending on our common stock price performance, which do not vest for three years. The One-time LTI Awards have been designed to create a substantial enhancement to the executive officers' incentives that are exclusively tied to the goal of driving substantial shareholder value creation, subject to significant performance hurdles over a three-year performance period with any earned awards, if any, vesting over three to five years from the grant date.
•
Alignment of Interests with Shareholders. Our executive compensation program and related policies are carefully crafted to promote the accumulation and retention of significant equity ownership, thereby aligning the interests of our executives with those of our shareholders. We are committed to this principle, which is reflected in our robust stock ownership guidelines and the fact that a significant portion of our executive officers' potential compensation is provided in the form of Company equity. This approach not only motivates our executives to prioritize long-term value creation, but also creates a sense of accountability and responsibility for the success of the Company.

Compensation Committee Responsibilities and Authority

Our Compensation Committee reviews our executive compensation and makes recommendations to our Board with respect to our compensation structures and policies. Generally, the Compensation Committee is responsible for reviewing existing compensation and benefit policies, including reviewing and approving incentive programs and equity-based compensation plans. Specifically, with regard to its discretionary power to determine short- and long-term incentive awards, the Compensation Committee has the duty to evaluate the performance of our executive officers, as well as to review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer and, in consultation with our Chief Executive Officer, our other executive officers.

The Compensation Committee has engaged Semler Brossy as its independent compensation consultant to provide advice and assistance regarding the Company’s executive compensation programs, including the structuring of our 2022 compensation program. One or more representatives from Semler Brossy meet, from time to time, with the Compensation Committee with respect to various matters, including: (i) a benchmarking review of peer company executive compensation; (ii) structuring of the awards of annual incentive compensation; (iii) evaluating the various elements and structure of our overall compensation program in light of current executive compensation practices for companies in our industry; (iv) assisting in the development of an appropriate peer group for compensation related items; and (v) other matters determined by the Compensation Committee. The Compensation Committee considered advice and recommendations received from Semler Brossy regarding executive compensation matters. Semler Brossy reported directly to the Compensation Committee, worked with management only under the direction of the Compensation Committee, and did not provide any other advice or consulting services to the Company. The Compensation Committee assessed the independence factors in accordance with applicable SEC rules and NYSE Listing Standards and other facts and circumstances and concluded that Semler Brossy’s work for the Compensation Committee did not raise any conflicts of interest.

Setting Compensation

Developing recommendations for our Board regarding our compensation programs and the specific elements and levels of compensation for our executive officers is central to the role of the Compensation Committee. The Committee does not have a specific allocation goal between cash and equity-based compensation or between short- and long-term incentive compensation. Instead, the Compensation Committee relies upon its collective business judgment as applied to the challenges confronting the Company, together with regular compensation peer group analyses, evaluations of internal equity considerations and the recommendations of management. The Committee also considers advice and data from independent consultants, including Semler Brossy, and information provided by our employees. The Compensation Committee additionally utilizes subjective information when considering the compensation to be paid or awarded to each of our executive officers, including the executive’s overall responsibilities, professional qualifications, length of service, experience, historical job performance, competitive employment opportunities, and the Company’s overall business strategy. We believe the variety of inputs considered by the Compensation Committee provides a basis for the Compensation Committee to make informed decisions on the design of our executive compensation program and the elements and amounts of compensation paid or awarded to our executive officers.

Compensation Peer Group Analysis

In structuring the 2022 executive compensation program, the Compensation Committee worked with Semler Brossy, with the support of members of the Company’s management, in considering the compensation practices of certain companies the Compensation Committee deemed to be the Company’s peer group solely for purposes of comparing executive compensation programs (the “Compensation Peer Group”). From a stock price performance perspective, the Company is compared generally to publicly-traded REITs and specialty finance companies that also invest primarily in residential mortgage assets. However, a significant number of these companies are externally managed and therefore do not disclose sufficient information to be included in the Compensation Peer Group for comparing executive compensation programs. The Compensation Committee reviews the possible composition of our Compensation Peer Group, including the size of the Compensation Peer Group and the rationale for including certain companies, each of which have similarity to us based on one or more factors, such as business focus, size and/or geography. Because of the limited compensation information available for publicly-traded internally managed mortgage REITs, the Compensation Committee developed a Compensation Peer Group that extends beyond publicly-traded REITs and includes both publicly-traded internally managed REITs and specialty finance companies that invest in either residential mortgage assets or other similar financial products and are competitors for executive talent. The Compensation Peer Group was used to help with the structuring and analysis of our 2022 compensation program and consisted of the following companies: Arbor Realty Trust, Inc., Capital Southwest Corporation, Chimera Investment Corporation, Dynex Capital, Inc., Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hercules Capital, Inc., iStar Inc., Ladder Capital Corp., Main Street Capital Corporation, MFA Financial, Inc., New York Mortgage Trust, Inc., and Redwood Trust, Inc.

Role of Executive Officers in Determining Executive Compensation for Executive Officers

The recommendations of our executive officers also play a role in the compensation decision making process. They provide the Compensation Committee with certain compensation related data, assess certain achievements and performances, and assist the Compensation Committee with their evaluation of individual performance as well as recommend direct report base salary and short- and long-term incentive awards. The Compensation Committee has the discretion to accept, reject or modify these recommendations.

Elements of Executive Compensation

Our 2022 executive compensation program was designed to consist of the following direct compensation elements, each of which are described in more detail below:

•
Base Salary;
•
Annual Performance-Based Cash Bonus Opportunities;
•
Long-Term Performance-Based and Time-Based Equity Incentive Awards; and
•
One-time LTI Awards.

Base Salaries

Base salary provides our executives with a minimum amount of cash compensation that is not variable or “at-risk.” The Compensation Committee seeks to pay our executive officers a competitive base salary in recognition of their job responsibilities for a publicly held company and generally review base salaries for our executives on an annual basis considering several factors, including competitive factors within our industry, past contributions and individual performance. As discussed above, in setting base salaries, the Compensation Committee is mindful of the total compensation paid to each individual and the overall goal of keeping the amount of cash compensation that is provided in the form of base salary substantially lower than the amount of cash and equity incentive opportunity that is available, assuming that performance targets are met or exceeded. The Compensation Committee also considers compensation provided to the executive officers in past years, including any recent adjustments to their respective base salaries. The base salaries for Messrs. Tonkel and Konzmann were unchanged in 2022 as compared to 2021. Mr. Tonkel has not received an increase in base salary since becoming Chief Executive Officer in 2014 and Mr. Konzmann has not received an increase in base salary since 2016.

The table below presents the base salary for each executive officer for 2022, 2021 and 2020:

Executive Officer	2022 Base Salary	2021 Base Salary	2020 Base Salary
J. Rock Tonkel, Jr.	$800,000	$800,000	$800,000
Richard E. Konzmann	$450,000	$450,000	$450,000

Annual Performance-Based Cash Bonus Opportunities

The annual performance-based cash bonus awards for our executive officers are granted under our 2021 Long-Term Incentive Plan. The bonus program consists of two parts, with 50% determined by the achievement of quantitative corporate performance criteria based on Total Return. Total Return is the total realized and unrealized income of the weighted average capital in all MSR related assets, SFR residential properties, credit investments, and a targeted amount of capital allocated to levered agency MBS, as well as the accretion or dilution from stock repurchases or issuances. Invested capital excludes available capital temporarily invested in agency MBS or other liquid investments. The Compensation Committee selected Total Return because it directly ties to the success of our executives’ ability to execute the Company's investment strategy. The Company has taken strategic actions over the last few years to reduce risk by lowering leverage and increasing our liquidity position, while simultaneously patiently building a unique investment portfolio of differentiated high-return asset classes in large-scale markets. We have made substantial progress towards our long-term goal of establishing multiple investment channels that complement our historical agency MBS portfolio and diversify risk while improving the Company’s level and reliability of returns over time. At the beginning of 2022, the Committee established Total Return measurement goals that tied each executive’s compensation to the performance of the Company's ability to execute on our differentiated investment strategies. The Company's Total Return for 2022 was 20.8%. The following table summarizes the Total Return performance targets and corresponding payouts as a percentage of base salary for Messrs. Tonkel and Konzmann, with linear interpolation for achievement between the performance levels:

	Total Return Achievement	Bonus Payout (% of Base Salary)
Below Threshold	<7%	0%
Threshold	7%	50%
Target	10%	100%
Maximum	13%	200%

After the Compensation Committee examined our performance under the Total Return measurement goals (weighted 50%), they examined each executive’s individual performance on a subjective basis (weighted 50%) to determine the actual bonus payments to our executive officers. The Compensation Committee retains full negative discretion to reduce (but not increase) the annual performance-based cash bonus otherwise earned by achieving the Total Return goals.

As described above, 50% of the annual performance-based cash bonus was based on the Compensation Committee’s subjective assessment and evaluation of each executive’s performance based upon a set of predetermined qualitative measurement criteria that concentrated on the overall management and operation of the Company, taking into account the executive’s contribution to the betterment of the Company and all its stakeholders, while continuing to focus on long-term shareholder value. The specific predetermined measurement criteria that the Compensation Committee considered are set forth below:

•
Leadership
•
Advancement of strategic investment initiatives
•
Risk management and appropriate management of leverage
•
Management of short-term funding capability
•
Management of counterparty relationships
•
Corporate governance

•
Financial reporting transparency
•
Investor relations and shareholder communications
•
Staff development and retention of key employees
•
Enhancement of operational functions
•
Expense management

The Compensation Committee conducted a thorough review of each executive’s performance related to the specific predetermined qualitative measurement criteria as well as the overall performance of the Company for 2022. In particular, the Compensation Committee noted:

•
Our executive officers demonstrated strong leadership. The Committee believes that the executive officers displayed strong leadership during 2022. The executive officers continued to navigate the Company through another exceptionally challenging environment by continuing to advance the Company’s investment strategy, while producing a strong total economic return of 7.0% and significantly outperforming the Company's competitive peer index, consisting of companies listed in the FTSE NAREIT Mortgage Home Financing Index. The executive officers also continued to protect shareholder capital from the impact of rising rates, U.S. Federal Reserve monetary tightening policies and inflation while maintaining low leverage and abundant liquidity.
•
We successfully continued the advancement of the Company's strategic investment initiatives. The executive officers continued to be essential in advancing the Company’s investment focus and strategy. They set a course and successfully repositioned the Company into an investment platform built to produce attractive returns with low volatility through the implementation of the Company's differentiated investment strategy with programmatic platforms, low leverage and multiple sources of return that is well suited for various market conditions.
•
We successfully capitalized on the establishment of our diverse, high return, non-commodity investment channels of mortgage servicing rights, single-family residential rental properties and mortgage credit investments. As described in the graphic below, the executive officers creatively conceived and capitalized upon innovative partnerships for investing in MSRs, SFR and credit assets unique in the mortgage REIT industry, that provided the opportunity to leverage the infrastructure of large-scale partners that enabled the Company to achieve strong returns on invested capital that outperformed both the mortgage REIT industry and overall risk market returns:

•
We managed risk. We continued to lower the Company’s total “at-risk” leverage ratio which provided for reduced book value volatility and enhanced portfolio resiliency while continuing to substantially reduce our corporate risk profile and protect the Company’s balance sheet through the allocation of capital into diversified, high-performing, less commoditized and programmatic alternative investment opportunities that assisted in diversifying risk and improving the level and reliability of returns.

•
We managed our funding capability while expanding and maintaining our various counterparty relationships. We successfully maintained and diversified our strong relationships and capacity with our funding counterparties, and continued our strategic relationship with a licensed mortgage servicer to invest in MSRs.
•
We improved and expanded upon our Corporate Governance. We updated certain of the Company's corporate governing documents to reflect current best practices, while we continued to develop upon our ESG practices and expanded our Board continuing education program.
•
We expanded our financial reporting transparency. We continued to expand and improve the Company’s financial disclosures by enhancing transparency regarding our investments, including additional disclosures related to our new investment initiatives, through our investor presentations and SEC filings.
•
We expanded our communication with our shareholders. At the onset of 2022, we initiated a comprehensive shareholder outreach program, which involved proactively engaging with all of our top 15 institutional shareholders, aimed at soliciting feedback regarding the Company's corporate and investment strategies. We maintained consistent communications with our shareholders throughout the year.
•
We accretively repurchased our common stock. We repurchased approximately 9.2% of the Company’s outstanding common stock resulting in $0.30 per share of book value accretion, delivering an efficient return of capital to our shareholders.
•
Successfully developed and retained key employees. We retained all key employees while other companies were experiencing high rates of turnover due to a tight labor market during 2022.
•
We enhanced important operational functions. We continued to enhance upon the Company's various information technology and accounting system capabilities while reducing costs in certain areas.
•
We managed and reduced expenses. We efficiently managed our cost structure across multiple areas of the Company, with a modest increase of only 3.0% in our general and administrative expenses, during a historically high inflationary environment that inhibits cost cutting.

The Committee conducted a subjective assessment and evaluation of the Company's predetermined measurement criteria to determine the payout of the qualitative portion of the annual bonus for Messrs. Tonkel and Konzmann. A review of a self-assessment provided by the executives was also conducted. Based on this evaluation and considering the key accomplishments discussed above under “Annual Performance-Based Cash Bonus Opportunities”, the Committee concluded that the executives deserved a substantial payout. However, due to the ongoing stress in the market during 2022 and the Company's common stock trading at a significant discount to its book value during the year, the Compensation Committee, with the support of the executives, exercised negative discretion and decided to reduce a portion of the maximum payout of the qualitative portion of the annual performance-based cash bonus for each executive.

Based on the Compensation Committee’s assessment of the items above and the Total Return for 2022 of 20.8%, annual performance-based cash bonuses were awarded to Messrs. Tonkel and Konzmann for performance in 2022 of $1,200,000 and $800,000, respectively, as illustrated in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Performance-Based Equity Incentive Awards

Our long-term performance-based equity incentive component is a crucial part of our total compensation program, which is designed to align the long-term interests of our executive officers with those of our shareholders. The program serves multiple purposes, such as rewarding long-term shareholder value creation, serving as a retention tool, and providing a balance with the short-term annual bonus program. It also ensures that our management team focuses on the long-term impact of short-term decisions. In 2022, our executives were awarded long-term equity incentives in various forms, of which included the following types of awards:

•
Absolute TSR RSUs (weighted 50%): Based on the Company’s compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) over a three-year performance period.
•
Relative TSR RSUs (weighted 25%): Based on the Company’s compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) relative to a competitive peer index, consisting of companies listed in the FTSE NAREIT Mortgage Home Financing Index, over a three-year performance period. If the Company's TSR during the measurement period is negative, the percentage of the Relative TSR RSUs earned are capped at a maximum of 100% of target.
•
Time-Based RSAs (weighted 25%): Value increases or decreases depending on the Company’s common stock price performance over a substantial three-year cliff vesting period.

The chart below illustrates the performance and vesting periods for our long-term performance-based equity incentive awards that were granted to the executives in 2022:

The performance-based RSUs ("Performance-based RSUs”) and past Performance Stock Units ("PSUs") (collectively with One-time LTI Awards, "Performance-based Stock Awards") granted to the executive officers are convertible into shares of the Company’s common stock following the applicable performance and vesting periods, to the extent they are earned. The vesting of Performance-based Stock Awards are subject to both continued employment under the terms of the award agreement and the achievement of the Company performance goals established by the Compensation Committee.

On January 4, 2022, the Compensation Committee awarded a target number of long-term equity incentive awards that consisted of Performance-based RSUs and time-based RSAs with an aggregate value based on the stock price on the date of grant equal to 100% of each executive’s base salary. Absolute TSR RSUs represented 50% of the total award grant date fair value, Relative TSR RSUs represented 25% of the total award grant date fair value, and time-based RSAs represented 25% of the total award grant date fair value.

For the Absolute TSR RSUs and Relative TSR RSUs granted in 2022, the Compensation Committee established a three-year performance period. The actual number of shares of common stock that will be issued to each executive at the end of the applicable performance period will vary between 0% and 250% of the target number of the Absolute TSR RSUs and Relative TSR RSUs granted, depending on performance results. If the minimum threshold level of performance targets is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of the performance targets, between 50% to 250% of the target number of Absolute TSR RSUs and Relative TSR RSUs granted will be earned. If the Company's TSR during the measurement period is negative, the percentage of the Relative TSR RSUs earned are capped at a maximum of 100% of target. Upon settlement, earned Absolute TSR RSUs and Relative TSR RSUs are converted into shares of the Company’s common stock on a one-for-one basis.

The performance targets applicable to any performance-based equity awards are determined each year by the Compensation Committee and based on, among other things, the Compensation Committee’s review of various historical and expected future performance metrics of the Company and other companies in the same industry, current and expected future market conditions, as well as advice and data from independent consultants. The following table summarizes the Absolute TSR RSUs and Relative TSR

RSUs performance targets for 2022 and corresponding payouts as a percentage of target, with linear interpolation for achievement between the performance levels:

	Absolute TSR RSUs (weighted 50% of Total Grant-Date Fair Value)		Relative TSR RSUs (weighted 25% of Total Grant-Date Fair Value)
	Compound Annualized Total Shareholder Return	Percent of Target RSUs Earned	Percentile Ranking	Percent of Target RSUs Earned
	< 3.0%	0%	< 30th	0%
Threshold	3.0%	50%	30th	50%
Target	6.5%	100%	55th	100%
Maximum	>=10.0%	250%	>=80th	250%

Performance-based RSUs do not have any voting rights. No dividends are paid on outstanding Performance-based RSUs during the applicable performance period. Instead, dividend equivalents are accrued on outstanding during the applicable performance period, deemed invested in shares of the Company’s common stock and are paid out in shares of common stock at the end of the performance period to the extent that the underlying Performance-based RSUs are earned and vest. Performance-based RSUs that are earned following the performance period are converted into shares of the Company’s common stock on a one-for-one basis. These earned Performance-based RSUs and dividend equivalents are settled in whole shares of common stock with a cash payment in lieu of any fractional share. If a change in control of the Company occurs, Absolute TSR RSUs and Relative TSR RSUs granted pursuant to the 2021 Long-Term Incentive Plan, will be earned as if the performance targets or objectives were achieved to the maximum extent.

Time-based RSAs have the same voting rights as the Company’s common stock. Dividends declared and paid by the Company on its common stock will be paid in cash on the shares of RSAs, however any such dividend payments will be treated as compensation reportable on the executive’s Form W-2. Vested RSAs are settled in whole shares of the Company’s common stock with a cash payment in lieu of any fractional share.

One-Time Long-Term Equity Performance Restricted Stock Unit Awards

As mentioned above, following an analysis completed by Semler Brossy, effective May 9, 2022, the Compensation Committee awarded One-time LTI Awards to our executive officers, subject to the achievement of significant performance measures. RSUs can be earned based on a three-year performance measurement period (May 9, 2022 - May 8, 2025), ranging from 0% to 300% of the target for Mr. Tonkel and from 0% to 250% of the target for Mr. Konzmann. As illustrated in the table below, no RSUs will be earned unless the Company's common stock price per share increases by a minimum of 30% from the price on the grant date (or 40% to receive target), and stays at (or above) that level for a period of 45 consecutive trading days. RSUs can be earned based on the price of the Company's common stock (for 45 consecutive trading days at any time) during the measurement period subject to the performance targets described below, and corresponding payouts as a percentage of base salary for Messrs. Tonkel and Konzmann, with no linear interpolation for achievement between the performance levels:

	Common Stock Price Per Share (For 45 Consecutive Trading Days)(1)	% Increase above the Company's Common Stock Price per share on Date of Grant ($3.06)	Payout % of Target (J. Rock Tonkel, Jr.)	Payout % of Target (Richard E. Konzmann)
$	<3.99		0%	0%
	$3.99	30%	75%	75%
	$4.27	40%	100%	100%
	$4.57	49%	150%	150%
	$4.88	59%	200%	200%
	$5.21	70%	250%	250%
	$5.55	81%	275%	250%
	$6.05	98%	300%	250%

(1)
The per share closing price of the common stock of the Company as reported on the principal U.S. national securities exchange on which the shares are listed.

RSUs that are earned after the achievement of the above performance targets (including corresponding dividend equivalents) will vest ratably in 2025, 2026 and 2027, so long as the executive continues to provide services to the Company or an affiliate, either as an employee of the Company or an affiliate or a member of the Board, through such date. The RSUs awarded included the grant of dividend equivalents on each RSU. The dividend equivalents represent the opportunity to earn additional shares based on the dividends paid on an equivalent number of shares during the period that the RSUs are outstanding, i.e. from the grant date until the date that the RSUs are settled. Dividend equivalents are deemed to be reinvested in additional shares. RSUs that are earned and become vested will be settled in shares of the Company’s common stock.

The chart below illustrates the performance and vesting periods for the One-time LTI Awards granted to the executives in 2022:

If a change in control of the Company occurs during the measurement period, the stock price for the performance targets will be determined by the Company's final gross common stock price per share used as consideration in the change in control or sale or, in a liquidation of the Company, the total gross proceeds distributed to the Company's shareholders divided by the total common shares outstanding at that time, instead of using the 45 consecutive trading day price. If the executive provides continuous service to Company or an affiliate (either as an employee or member of the Board) from the date of a change in control, any earned RSUs will continue to vest ratably over a three-year period beginning on the third anniversary of the grant date.

As previously mentioned, the Compensation Committee believes that the One-time LTI Awards provide a significant compensation opportunity to the executives only when significant incremental value is created for our shareholders through substantial increased in our common stock price per share. The Committee considered the grant of the One-time LTI Awards in 2022 to be in lieu of future equity incentive grants to the executives for 2023 through 2025, accordingly the Committee has determined not to make any additional equity incentive grants to the executive officers until at least 2026. With the vesting of any earned One-time LTI Awards extended through 2027, the Compensation Committee believes this ensures that the One-time LTI Awards remain an essential aspect of the Company's compensation program, thereby encouraging our executives to focus on long-term value creation for our shareholders.

Stock Grants

The threshold, target and maximum share awards for the Performance-based Stock Awards and the number of shares for the Time-Based RSAs granted to the Company’s executive officers in 2022 are as follows:

	Absolute TSR RSUs			Relative TSR RSUs			One-Time LTI Awards			Time-Based RSAs
Name	Threshold (#)	Target (#)(1)	Maximum (#)	Threshold (#)	Target (#)(1)	Maximum (#)	Threshold (#)	Target (#)(2)	Maximum (#)	Grant Value (#)(1)
J. Rock Tonkel, Jr.	55,866	111,732	279,330	27,933	55,866	139,665	588,235	784,314	2,352,942	55,866
Richard E. Konzmann	31,425	62,849	157,123	15,713	31,425	78,563	330,882	441,176	1,102,940	31,425
(1)
To determine the target number of Absolute TSR RSUs, Relative TSR RSUs and Time-Based RSUs to grant to each executive officer, the Compensation Committee calculated a target grant date fair value for the award equal to 50%, 25%, and 25% (respectively) of base salary for each executive officer, then divided that amount by $3.58, the last reported sale price of our common stock on the NYSE on the grant date, January 4, 2022.
(2)
To determine the number of One-time LTI Awards to grant to each executive officer, the Compensation Committee calculated a target grant date fair value for the award equal to 100% of base salary for each executive officer, then divided that amount by $3.06, the last reported sale price of our common stock on the NYSE on the grant date, May 9, 2022.

The right to receive shares of common stock upon the vesting of Performance-based Stock Awards at the end of the performance period (including the additional vesting period in the case of the One-time LTI Awards) is subject to both continued employment and the achievement of the Company performance targets established by the Compensation Committee. The employment requirement, for the Absolute TSR RSUs and Relative TSR RSUs, but not the performance requirement, is waived in the event the awardee dies, becomes disabled or retires; provided, however, that if the awardee dies, becomes disabled or retires before the first anniversary of the grant date, the number of shares that are earned under the performance targets are pro-rated based on the number of days the awardee worked during the year. In the case of the Absolute TSR RSUs and Relative TSR RSUs, if an awardee is terminated without “cause,” the Compensation Committee, in the exercise of its discretion, determines whether any of the shares have been earned, provided that the Compensation Committee may not approve a payout that exceeds the number of shares earned under the performance targets. For the One-time LTI Awards, the employment requirement, but not the performance requirement, is waived in the event the awardee dies, becomes disabled or retires, in which case any then outstanding and unearned One-time LTI Awards will be forfeited and any earned One-time LTI Awards will be vested. In the case of the One-time LTI Awards, if an awardee is terminated without “cause", any then outstanding and unearned One-time LTI Awards will be forfeited and any earned One-time LTI Awards will be vested. In the event of a change in control, the number of Absolute TSR RSUs and Relative TSR RSUs granted in pursuant to the Company’s 2021 Long-Term Incentive Plan that are outstanding and unearned at the time of the change in control will become exercisable, vest or become free of restrictions, etc. as if the performance targets or objectives are achieved to the maximum extent. In the event of a change in control, the number of One-time LTI Awards that are outstanding and unearned at the time of the change in control will be forfeited. Except as described above, or as the Compensation Committee at any time may otherwise determine, an awardee will forfeit the right to any Performance-based Stock Awards or restricted stock if he or she terminates employment before the vesting date.

Pay Versus Performance

In accordance with Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and our financial performance, which shall not be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporates such information by reference.

As described above, our executive compensation program includes performance-based features to align the interests of our executive officers with those of our shareholders and to provide incentives for our executive officers to achieve both short-term and long-term business objectives, including through short-term annual cash incentives and long-term equity incentives. The Company’s current and past long-term equity incentive plans have been designed to align the incentives of our executive officers with the performance of the Company's financial, operational and strategic objectives, and to align our executive pay with changes in the value of our shareholders' investment in the Company.

Historically, our executive officers’ actual long-term equity performance-based compensation earned over the relevant completed performance periods have been substantially lower than the target long-term equity performance compensation as reflected in the Summary Compensation Tables disclosed in our annual proxies. The Company is required to disclose the target long-term equity performance compensation as of the grant date in its Summary Compensation Tables. Consistent with our pay-for-performance philosophy, a significant portion of our executive officers’ compensation consisted of variable performance-based annual and long-term incentive compensation. As an illustration of our commitment to pay for performance, the table below shows our executive officers’ total compensation as reported in the “Summary Compensation Table for 2022”, compared to the substantially lower total amount of compensation actually realized by our executive officers for each such year. The table below sets forth additional compensation information for our executive officers, calculated in accordance with the SEC regulations, for 2022 and 2021:

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(2), (3)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers(1)	Average Compensation Actually Paid to Non-PEO Named Executive Officers(2), (3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return(4)	Net Income (Loss) ($ in thousands)
2022	$4,640,772	$3,238,332	$2,628,419	$1,901,132	$77.51	$5,426
2021	$2,418,545	$1,969,204	$1,429,741	$1,188,653	$92.59	$(9,515)
(1)
The dollar amounts reported are the amounts of total compensation reported for our principal executive officer ("PEO"), Mr. Tonkel, and our non-principal executive officer ("Non-PEO"), Mr. Konzmann, in the Summary Compensation Table for fiscal years 2022 and 2021.
(2)
The dollar amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the Company’s executive officers. These amounts reflect the Summary Compensation Table total with certain adjustments as described in footnote 3 below.
(3)
Compensation Actually Paid reflects the exclusions and inclusions of certain amounts for the PEO and Non-PEO as set forth in the table below. Equity values are calculated in accordance with FASB ASC Topic 718.

	Year 2022
Adjustments to Summary Compensation Table Total to Calculate Compensation Actually Paid	PEO	Non-PEO
Decrease for amounts reported under the "Stock Awards" column in the Summary Compensation Table	$(2,621,627)	$(1,365,578)
Increase for fair value of awards granted during the year that remain unvested as of year-end	1,926,814	991,772
Decrease for fair value at vesting date of awards that vested during the year	(15,930)	(7,168)
Decrease for change in fair value from prior year-end to current year-end of awards granted in prior years that were outstanding and unvested as of year-end	(327,614)	(182,476)
Decrease of fair value of awards granted prior to year that were forfeited during year	(364,083)	(163,837)
Total Adjustments	$(1,402,440)	$(727,287)

	Year 2021
Adjustments to Summary Compensation Table Total to Calculate Compensation Actually Paid	PEO	Non-PEO
Decrease for amounts reported under the "Stock Awards" column in the Summary Compensation Table	$(800,000)	$(450,000)
Increase for fair value of awards granted during the year that remain unvested as of year-end	654,299	368,046
Increase for fair value at vesting date of awards that vested during the year	8,691	3,911
Decrease for change in fair value from prior year-end to current year-end of awards granted in prior years that were outstanding and unvested as of year-end	(242,143)	(108,961)
Decrease of fair value of awards granted prior to year that were forfeited during year	(120,188)	(54,084)
Total Adjustments	$(499,341)	$(241,088)
(4)
Total stock return assumes $100 invested in the Company's common stock at December 31, 2020.

Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for our executive officers that were designed to require the executive officers to maintain ownership of a minimum number of shares of the Company’s common stock. Under the ownership guidelines, each executive officer is required to retain one-half of all shares distributed from the Company and one-half of all shares realized upon the exercise of stock options or vesting of stock awards, not including any shares sold or tendered by the executive officer to pay taxes and associated costs due as a result of such distribution, exercise or vesting, until the earlier of (i) the date on which the executive officer is no longer an executive officer of the Company or (ii) the executive officer’s achievement of the following ownership levels of the Company’s stock determined in accordance with the guidelines:

•	J. Rock Tonkel, Jr.	—	$4,000,000 (five times the then-current base salary)
•	Richard E. Konzmann	—	$675,000 (one and a half times the then-current base salary)

As of April 28, 2023, the executive officers beneficially owned 3.7% of our outstanding common stock in aggregate. Mr. Tonkel is among the largest shareholders of our Company and has personally been a consistent buyer of the Company’s stock. Since January 1, 2020, as previously announced publicly, Mr. Tonkel purchased 245,000 shares of the Company’s common stock (120,000 shares during 2020; 55,000 shares during 2021; and 70,000 shares during 2022) in the open market for an aggregate purchase value of approximately $761,000, based on the weighted average share price at the time of purchase. Mr. Konzmann also purchased 50,000 shares of the Company’s common stock in the open market during that time for an aggregate purchase value of approximately $135,000, based on the weighted average share price at the time of purchase. The Committee believes that the current equity holdings of the executive officers closely align their interests with those of our shareholders.

Compensation Clawback Policy

The Board has adopted a compensation “clawback” policy for the recovery of compensation from our executive officers under certain circumstances. Pursuant to the clawback policy, we have the right to recover any cash bonus awarded to an executive officer (i) in the event of an accounting restatement due to material noncompliance by the Company with the financial reporting requirements of the federal securities laws with respect to financial statements filed by the Company within twelve months after the date of such award and (ii) where such noncompliance was the result of intentional misconduct by that executive officer. Under the policy, the executive officer must reimburse us for the difference between the amount of the original bonus received by that executive officer and the amount of the bonus such officer would have received had the bonus amount been calculated based on the restated financial statements.

Perquisites and Other Personal Benefits

Given the focus on cash and equity-based compensation in our industry as well as following executive compensation “best practices,” we do not believe that it is necessary to provide perquisites and other personal benefits as part of the total compensation of our executive officers. We do not provide tax “gross up” payments or other tax reimbursement payments to our executive officers.

Our executive officers are eligible to participate in our group health insurance, life insurance benefit, 401(k) match and other programs on the same terms as our other employees.

Retirement Benefits

We do not provide defined benefit plans, nonqualified deferred compensation plans or other retirement benefits to our executive officers, other than a tax-qualified defined contribution savings plan available to all of our employees pursuant to Section 401(k) of the Internal Revenue Code.

Tax Deductibility of Certain Compensation

Section 162(m) of the Internal Revenue Code generally provides that a public company may not deduct compensation in excess of $1 million paid in any taxable year to any executive officer who is named in the Summary Compensation Table (who are referred to as “covered employees” in Section 162(m)). The Committee considers the Section 162(m) deduction limit when it assesses the Company’s executive compensation practices. However, in order to maintain flexibility in compensating the Company’s executive officers in a manner designed to promote our Company’s goals, including retention and providing incentives to the executive officers, the Committee has not adopted a policy that all compensation must be deductible and may authorize payments to executives that may not be fully deductible if the Committee believes that the payments are in the Company’s interests. Furthermore, as a REIT, we are generally not subject to federal and state corporate income tax and therefore tax deductions are less valuable to us than to many other corporations. Thus, current compensation awarded in excess of $1 million to our executive officers generally will not be deductible.

Compensation Risk Analysis

The Committee regularly monitors the risks and rewards associated with our compensation programs. The Committee also establishes our compensation programs with the intent to align our interests with shareholders and to help prevent unnecessary or excessive risk taking. We believe that our compensation policies and practices are well balanced and designed to avoid creating compensation incentives that encourage unnecessary or excessive risks that could potentially have a material adverse effect on our Company. The Compensation Discussion and Analysis section above describes our general compensation policies, practices, and philosophies that are applicable for our executive officers. We use variable compensation for all of our executive officers, with a focus on performance. We provide a balance between short- and long-term, cash and equity incentive compensation to ensure management focuses on the long-term impact of short-term decisions and that management’s interests are aligned with those of our shareholders. As an additional safeguard against unnecessary or excessive risk taking, even if pre-established performance metrics are satisfied, the Compensation Committee retains the right to reduce overall and individual short-term incentive awards. The Compensation Committee continually assesses our executive compensation programs and has implemented additional policies and practices that we believe have further mitigated compensation driven risk. Some of these policies and practices include limits on executive bonuses, the adoption of a clawback policy and the adoption of executive officer stock ownership guidelines, as described in more detail elsewhere in this Amendment.

Reconciliation of Non-GAAP Measures

In addition to the results of operations determined in accordance with GAAP, we also report a non-GAAP financial measure "earnings available for distribution". We define earnings available for distribution as net income available to common stock determined in accordance with GAAP adjusted for the following items:

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

The following table provides a reconciliation of GAAP net income (loss) available (attributable) to common stock to non-GAAP earnings available for distribution for the year ended December 31, 2022 (amounts in thousands):

2022
Net income (loss) available (attributable) to common stock	$2,642
Add (less):
Investment and derivative (gain) loss, net	(2,587)
Income tax provision for TRS investment gain	2,616
Depreciation of SFR properties	2,176
Stock-based compensation expense	3,537
Add back:
TBA dollar roll income	253
Interest rate swap net interest expense	(103)
Non-GAAP earnings available for distribution	8,534
Non-GAAP earnings available for distribution per diluted common share	$0.29
Weighted average diluted common shares outstanding	$29,243

Summary Compensation Table for 2022

In accordance with the rules of the SEC, the following table contains compensation information for each of our executive officers for the years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Comp.(1)	Stock Awards (2)	All Other Comp.(3)	Total
J. Rock Tonkel, Jr.	2022	$800,000	$1,200,000	$2,621,627	$19,145	$4,640,772
Chief Executive Officer and	2021	$800,000	$800,000	$800,000	$18,545	$2,418,545
President	2020	$800,000	$520,000	$800,000	$18,345	$2,138,345
Richard E. Konzmann	2022	$450,000	$800,000	$1,365,578	$12,841	$2,628,419
Executive Vice President, Chief	2021	$450,000	$517,500	$450,000	$12,241	$1,429,741
Financial Officer and Treasurer	2020	$450,000	$337,500	$360,000	$12,041	$1,159,541
(1)
For the 2022 performance year, Messrs. Tonkel and Konzmann received annual performance-based cash bonuses in the amount of $1,200,000 and $800,000 respectively, in recognition of the achievement of a predetermined Total Return measurement goal for the quantitative portion of the bonus, as well as the achievement of the predetermined qualitative measurement criteria, of which the Compensation Committee applied its negative discretion to reduce that portion of the earned bonus.
(2)
Represents the aggregate grant date fair value of the Performance-based Stock Awards made in 2022, 2021 and 2020 as computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that may be ultimately recognized by each executive officer. The assumptions used in determining the grant date fair values of the equity awards are set forth in Note 17 to our consolidated financial statements, which are included in our Annual Report. The amounts reported under this column include the combination of Absolute TSR RSUs, Relative TSR RSUs, time-based RSAs, One-time LTI Awards and past PSUs which are described under “Compensation Discussion and Analysis — Long-Term Performance-Based Equity Incentive Awards.” Details regarding the Performance-based Stock Awards granted in 2022 can be found in the table “Grants of Plan-Based Awards for 2022.” Details regarding outstanding stock awards can be found in the table “Outstanding Equity Awards At 2022 Fiscal Year End.”
(3)
Amounts in this column represent (i) the employer matching contributions under the Company’s 401(k) Plan and (ii) life insurance premiums paid by the Company.

Grants of Plan-Based Awards for 2022

Messrs. Tonkel and Konzmann received performance-based non-equity incentive plan awards for their performance in 2022 and also received equity incentive plan awards in 2022. Our non-equity incentive plan consists of performance-based cash awards and our equity incentive plan consisted of three types of Performance-based Stock Awards and time-based RSAs, all of which are described in this Amendment under “Compensation Discussion and Analysis — Elements of Executive Compensation — Annual

Performance-Based Cash Bonus Opportunities, — Long-Term Performance-Based Equity Incentive Plan Awards and — One-Time Long-Term Equity Performance Unit Awards.”

The table below summarizes the non-equity incentive plan awards and the equity incentive plan awards granted to our executive officers in 2022.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Grant-Date Fair Value
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	of Stock Awards
J. Rock Tonkel, Jr.			$400,000	$800,000	$1,600,000
	1/4/2022	(2)				55,866	111,732	279,330		$673,744
	1/4/2022	(3)				27,933	55,866	139,665		$325,699
	1/4/2022	(4)							55,866	$200,000
	5/9/2022	(5)				588,235	784,314	2,352,942		$1,422,184
Richard E. Konzmann			$225,000	$450,000	$900,000
	1/4/2022	(2)				31,425	62,849	157,123		$378,980
	1/4/2022	(3)				15,713	31,425	78,563		$183,208
	1/4/2022	(4)							31,425	$112,500
	5/9/2022	(5)				330,882	441,176	1,102,940		$690,890
(1)
Represents the range of potential awards granted pursuant to our annual performance-based cash bonus program for 2022. Actual awards earned are shown in the “Summary Compensation Table for 2022”.
(2)
Represents grants of Absolute TSR RSUs pursuant to the 2021 Long-Term Incentive Plan. These Performance-based Stock Awards are eligible to be earned and vest based on the Company’s compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) over a three-year performance period. To determine the target number of Absolute TSR RSUs to grant to each executive officer, the Compensation Committee calculated a target value for the award equal to 50% of the base salary for each executive officer, then divided that amount by $3.58, the last reported sale price of our common stock on the NYSE on the grant date, January 4, 2022. Pursuant to FASB ASC Topic 718, the grant date fair value of the award was $6.03 per share.
(3)
Represents grants of Relative TSR RSUs pursuant to the 2021 Long-Term Incentive Plan. These Performance-based Stock Awards are eligible to be earned and vest based on the Company’s compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) over a three-year performance period as measured relative to a competitive peer group over a three-year performance period. To determine the target number of Relative TSR RSUs to grant to each executive officer, the Compensation Committee calculated a target grant date fair value for the award equal to 25% of the base salary for each executive officer, then divided that amount by $3.58, the last reported sale price of our common stock on the NYSE on the grant date, January 4, 2022. Pursuant to FASB ASC Topic 718, the grant date fair value of the award was $5.83 per share.
(4)
Represents grants of Time-Based RSAs pursuant to the 2021 Long-Term Incentive Plan. These Time-Based RSAs are eligible to vest after a three-year vesting period. To determine the number of Time-Based RSAs to grant to each executive officer, the Compensation Committee calculated a target grant date fair value for the award equal to 25% of the base salary for each executive officer, then divided that amount by $3.58, the last reported sale price of our common stock on the NYSE on the grant date, January 4, 2022.
(5)
Represents grants of One-time LTI Awards pursuant to the 2021 Long-Term Incentive Plan. These One-time LTI Awards are eligible to be earned based on the Company's common stock price per share achieving certain performance targets over a three-year performance period. Any earned One-time LTI Awards will vest ratably over a three-year period beginning on the third anniversary of the grant date. To determine the number of One-time LTI Awards to grant to each executive officer, the Compensation Committee calculated a target value for the award equal to three times the current base salary for each executive officer, then divided that amount by $3.06, the last reported sale price of our common stock on the NYSE on the grant date, May 9, 2022. Pursuant to FASB ASC Topic 718, the grant date fair value of the award was $1.72 per share. The One-time LTI Awards are intended to be in lieu of future equity award grants to the executives for the fiscal years 2023 to 2025.

Outstanding Equity Awards at 2022 Fiscal Year-End

The table below summarizes the outstanding equity incentive plan awards as of December 31, 2022. The information in the table assumes that the target amount of performance-based awards is earned over the applicable future performance period. These amounts may not correspond to the actual number of shares or market value that will be earned by each executive officer.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
J. Rock Tonkel, Jr.	161,522	$473,259	1,063,391	$3,115,736
Richard E. Konzmann	84,485	$247,541	595,582	$1,745,055
(1)
Represents shares of RSAs granted to Messrs. Tonkel and Konzmann. These RSAs vest according to the following schedule:

Name	RSAs	Vesting Details
J. Rock Tonkel, Jr.	56,637	Performance-based Stock Awards that were granted on 2/3/2020 and were earned and converted to RSAs on 2/3/2021. These RSAs vest and become nonforfeitable on 2/3/2023.
	49,019	Time-Based RSAs granted on 6/15/2021 that vest and become nonforfeitable on 6/15/2024.
	55,866	Time-Based RSAs granted on 1/4/2022 that vest and become nonforfeitable on 1/4/2025.
Subtotal	161,522
Richard E. Konzmann	25,487	Performance-based Stock Awards that were granted on 2/3/2020 and were earned and converted to RSAs on 2/3/2021. These RSAs vest and become nonforfeitable on 2/3/2023.
	27,573	Time-Based RSAs granted on 6/15/2021 that vest and become nonforfeitable on 6/15/2024.
	31,425	Time-Based RSAs granted on 1/4/2022 that vest and become nonforfeitable on 1/4/2025.
Subtotal	84,485
(2)
Calculated using a share price of $2.93, the last sale reported trading price of our common stock on the NYSE as of December 31, 2022.
(3)
Represents the target number of Performance-based Stock Awards that were potentially issuable as of December 31, 2022. These Performance-based Stock Awards vest between 0% and 250% of the target number of shares (or 0% to 300% of the target number of shares in the case of Mr. Tonkel's One-time LTI Award), based on performance according to the following schedule:

Name	Performance-Based Stock Award Type	Target Number of Shares	Vesting Date
J. Rock Tonkel, Jr.	2020 Relative TSR PSUs	22,890	2/3/2023
	2021 Absolute TSR RSUs	58,055	6/15/2024
	2021 Relative TSR RSUs	30,534	6/15/2024
	2022 Absolute TSR RSUs	111,732	1/4/2025
	2022 Relative TSR RSUs	55,866	1/4/2025
	2022 One-Time LTI Awards	784,314	Ratably on 5/9/2025, 5/9/2026 & 5/9/2027
Subtotal		1,063,391
Richard E. Konzmann	'2020 Relative TSR PSUs	10,300	2/3/2023
	2021 Absolute TSR RSUs	32,656	6/15/2024
	2021 Relative TSR RSUs	17,176	6/15/2024
	2022 Absolute TSR RSUs	62,849	1/4/2025
	2022 Relative TSR RSUs	31,425	1/4/2025
	2022 One-Time LTI Awards	441,176	Ratably on 5/9/2025, 5/9/2026 & 5/9/2027
Subtotal		595,582

Stock Vested

The following table sets forth certain information regarding vesting of stock awards to our executive officers during the year ended December 31, 2022.

	Stock Awards
Name	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
J. Rock Tonkel, Jr.	52,519	$165,960
Richard E. Konzmann	23,633	$74,680
(1)
Represents vested shares of RSAs granted on July 1, 2020, upon the earning of Performance-based Stock Awards originally awarded on July 1, 2019 pursuant to the Company’s 2014 Long-Term Incentive Plan.
(2)
The value realized on vesting is computed by multiplying the number of shares that vested by the market value of the underlying shares on the applicable vesting date.

Post-Termination Compensation; Potential Payments Upon a Change in Control

On January 27, 2017, we entered into a Change in Control Continuity Agreement (a “CICC Agreement” and collectively for Messrs. Tonkel and Konzmann, the “CICC Agreements”) with each of our executive officers. Each CICC Agreement is a “double-trigger” agreement where severance benefits are only due upon a change in control and a qualifying termination event. Upon a change in control of the Company (the “Effective Date”), the CICC Agreements become effective for a two-year employment period (the “Employment Period”). During the Employment Period, each executive officer will be entitled to (i) an annual base salary that is at least equal to 12 times the highest monthly base salary paid or payable to the executive officer during the one-year period preceding the Effective Date, (ii) an annual bonus opportunity and long-term incentive opportunities at least as favorable as those provided to the executive officer immediately prior to the Effective Date, or, if more favorable, the opportunities provided to peer executives following the Effective Date and (iii) benefits at least as favorable as those provided under the plans in effect prior to the Effective Date or, if more favorable, those provided to peer executives following the Effective Date. If, during the Employment Period, the executive officer’s employment is terminated by the Company without Cause (as defined in the CICC Agreements) or the executive officer terminates his employment with Good Reason (as defined in the CICC Agreements), the executive officer is entitled to receive the following amounts and benefits:

•
an amount equal to the product of (i) 2.5, in the case of Mr. Tonkel, or 2.0, in the case of Mr. Konzmann, and (ii) the sum of (a) the executive officer’s base salary and (b) the average annual bonus (including any amounts deferred or paid in the form of equity awards) earned in respect of the three full fiscal year period prior to the Effective Date;
•
an amount equal to the pro rata target annual bonus for the year of termination;
•
an amount equal to the product of (i) the sum of (a) 125% of the monthly COBRA premiums for coverage under the Company’s health care plans and (b) 125% of the monthly premium for coverage (based on the rate paid for active employees) under the Company’s life insurance plans, and (ii) 30 months, in the case of Mr. Tonkel, or 24 months, in the case of Mr. Konzmann; and
•
outplacement services.

Our Board determined that it was in the best interest of the Company and its shareholders to enter into the CICC Agreements to ensure continuity in our executive management and to minimize disruptions in our operations in the case of a change in control. The Board believes it is important to diminish the inevitable distraction of our executive officers by virtue of the personal uncertainties and risks created by a pending or threatened change in control and to encourage the executive officers’ full attention and dedication to the Company in the event of any threatened or pending change in control. Our Board determined that providing severance protection to our executive officers following a change in control enhances alignment with the Company’s shareholder interests by neutralizing the potential for management opposition to a potential transaction that is beneficial for its shareholders but could cost management their jobs.

Unvested stock options, restricted stock awards, and Performance-based Stock Awards held by grantees, including those held by executive officers, may vest upon a change in control or in connection with an executive’s termination following a change in control as provided under the terms of either our 2021 Long-Term Incentive Plan or 2014 Long-Term Incentive Plan as applicable and individual grant agreements.

Payments payable under the CICC Agreements to each executive officer would be reduced to the extent that the executive officer would be subject to an excise tax under Section 280G and 4999 of the Internal Revenue Code, unless the executive officer would be better off on an after-tax basis receiving all such payments.

The following table summarizes the estimated payments to be made under the CICC Agreements for each executive officer following a change in control and a qualifying termination event. In accordance with SEC regulations, the following table does not include any amount to be provided to an executive officer under any arrangement that does not discriminate in scope, terms or operation in favor of the executive officer and that are available generally to all salaried employees. Also, the following table includes duplicate information already provided in the outstanding equity awards at fiscal year-end table to the extent that the amount payable to the executive officer may be enhanced or accelerated by the qualifying termination event. The amounts in the following table are hypothetical and based on SEC regulations. Actual payments will depend on the circumstances and timing of any termination.

In accordance with SEC regulations, for purposes of the quantitative disclosure in the following table, we have assumed that the termination took place on December 31, 2022, and that the price per share of our common stock is $2.93, the last sale reported trading price of our common stock on the NYSE as of December 31, 2022.

The information below constitutes forward-looking statements for purposes of the Private Litigation Securities Reform Act of 1995.

Executive Officer Benefits and Payments upon Termination	Termination by Company Without Cause or Termination by Executive for Good Reason	Termination by Company Without Cause or Termination by Executive for Good Reason, Each in Connection with a Change in Control(1)	Death or Disability	Termination by Company for Cause or Voluntary Termination by Executive Without Good Reason
J. Rock Tonkel, Jr.
Severance Amount	$—	$4,100,000	$—	$—
Accelerated Equity Awards	$764,858	$2,390,070	$764,858	$—
Insurance Benefits	$—	$156,560	$—	$—
TOTAL	$764,858	$6,646,630	$764,858	$—

Richard E. Konzmann
Severance Amount	$—	$1,719,737	$—	$—
Accelerated Equity Awards	$407,040	$1,321,225	$407,040	$—
Insurance Benefits	$—	$101,572	$—	$—
TOTAL	$407,040	$3,142,534	$407,040	$—
(1)
The CICC Agreements provide for a reduction in severance to avoid the application of excise taxes imposed by the Internal Revenue Code, for Mr. Konzmann, the severance amounts in the table are reduced by $283,596.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of the following non-employee directors, all of whom are independent according to the standards set forth in the NYSE listing standards and our Corporate Governance Guidelines: Messrs. Faeder (Chairman), Berce and Michael. None of the current members of the Compensation Committee has ever served as an officer or employee of our Company or had any relationship with our Company requiring disclosure as a related party transaction under the applicable SEC rules. Further, during 2022, none of our executive officers serve as:

•
a member of the compensation committee (or equivalent) of any other entity, of whose executive officers served as one of our directors or was an immediate family member of a director; or served on our Compensation Committee; or
•
a director of any other entity, one of whose executive officer or their immediate family member served on our Compensation Committee.

Compensation Committee Report

The Compensation Committee oversees the Company’s compensation program on behalf of the Board. In fulfilling its oversight duties, the Compensation Committee has furnished the following report. The information contained in this "Compensation Committee Report" is not to be deemed "soliciting material" or "filed" with the SEC, nor is such information to be incorporated by reference into any future filings under the Securities Act of 1933 (the “Securities Act”), as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filings.

The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" required by Item 402(b) of Regulation S-K of the Exchange Act with management.

Based on such review and discussions, our Compensation Committee recommended to our Board that the "Compensation Discussion and Analysis" be included in this Form 10-K/A.

Respectfully submitted,

THE COMPENSATION COMMITTEE

David W. Faeder, Chairman

Daniel E. Berce

Ralph S. Michael, III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 28, 2023, certain information concerning the beneficial ownership of our common stock by (i) each of our directors and director nominees, (ii) each of our executive officers, (iii) all of our executive officers and directors as a group and (iv) each person known to us to be the owner of more than 5% of our common stock.

For purposes of the table below, beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Unless indicated otherwise in the footnotes to the table below, each individual has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such person. The address of each individual listed in the table is c/o Arlington Asset Investment Corp., 6862 Elm Street, Suite 320, McLean, Virginia 22101.

Name of Beneficial Owners	Number of Shares of Common Stock		Percent of Class(1)
J. Rock Tonkel, Jr.	848,582	(2)	3.0%
Daniel E. Berce	182,416	(3)		*
David W. Faeder	107,920	(3)		*
Richard E. Konzmann	205,660	(4)		*
Melinda H. McClure	83,804	(3)		*
Ralph S. Michael, III	143,530	(3)		*
Anthony P. Nader, III	102,927	(3)		*
All executive officers and directors (7 persons)	1,674,839		5.9%
5% Holders:
The Vanguard Group	1,491,928	(5)	5.3%

* Less than one percent.

(1)
Based on 28,360,447 shares of common stock outstanding as of April 28, 2023 (unless otherwise indicated). Shares of common stock subject to options or other awards currently exercisable, or exercisable within 60 days of April 28, 2023, are deemed outstanding for computing the percentage of the class owned by the person holding such options, but are not deemed outstanding for computing the percentage of the class owned by any other person.
(2)
The number of shares of common stock shown as beneficially owned by Mr. Tonkel in the table above includes 104,885 shares of unvested RSAs. The number of shares of common stock shown above excludes 2,500 shares held in an irrevocable family trust. Mr. Tonkel does not exercise voting or investment power over these 2,500 shares and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the family trust.
(3)
The number of shares of common stock shown as beneficially owned by each of our directors and director nominees in the table above includes vested DSUs that we have awarded to our directors in the following amounts: Mr. Berce — 117,416 DSUs; Mr. Faeder — 107,920 DSUs; Ms. McClure — 83,804 DSUs; Mr. Michael — 136,205 DSUs and Mr. Nader — 102,927 DSUs. Vested DSUs are converted to shares of common stock upon the director ceasing to be a member of our Board. See “Item 11. Executive Compensation — Compensation of Our Directors — Annual Grant of DSUs to Non-Employee Directors.” DSUs do not have any voting rights but are entitled to cash dividend equivalent payments.
(4)
The number of shares of common stock shown as beneficially owned by Mr. Konzmann in the table above includes 58,998 shares of unvested RSAs.
(5)
Based solely on information contained in a Schedule 13G filed by The Vanguard Group on behalf of itself and certain of its affiliates, with the SEC on February 9, 2023. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2022, information with respect to compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity Compensation Plans Approved by Shareholders	2,207,245	$—	2,738,421
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	2,207,245	$—	2,738,421

(1)
Consists of awards granted under the 2021 Long-Term Incentive Plan, the 2014 Long-Term Incentive Plan and the Past Plans. This amount includes 548,272 DSUs and 1,658,973 Performance-based Stock Awards (as defined below under “Compensation Discussion and Analysis”) which represent the number of Performance-based Stock Awards that were potentially able to be earned at target, excluding dividend reinvestments.
(2)
There is not a weighted-average exercise price for these DSUs and Performance-based Stock Awards. There are no options or stock appreciation rights (“SARs”) outstanding. The 2014 Long-Term Incentive Plan and Past Plans have been replaced by the 2021 Long-Term Incentive Plan, but the terms of awards previously granted pursuant to the 2014 Long-Term Incentive Plan and the Past Plans remain the same.
(3)
Consists of shares of common stock available for issuance under the 2021 Long-Term Incentive Plan, which may be subject to awards of stock options, SARs, shares of RSAs, DSUs and Performance-based Stock Awards. Shares covered by outstanding awards granted pursuant to the 2021 Long-Term Incentive Plan, the 2014 Long-Term Incentive Plan or the Past Plans become available for future grants under the 2021 Long-Term Incentive Plan if the award is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award.

Item 13. Certain Relationships, Related Transactions and Director Independence

Review, Approval or Ratification of Transactions With Related Persons

Our policy and practice is not to enter into any related party transaction with any of our executive officers or directors (or transactions not in the ordinary course of business or not performed on standard market terms with shareholders known to beneficially own over 5% of a class of our voting securities or their related persons), unless the transaction is approved by a majority of our disinterested directors. Pursuant to its charter, the Audit Committee is responsible for reviewing and approving all transactions between our Company and any related person that are required to be disclosed pursuant to Item 404 of SEC Regulation S-K. In addition, pursuant to its charter, the Nominating and Governance Committee periodically reviews our conflicts of interest policies as set forth in our Statement of Business Principles concerning directors and executive officers, and reviews with management our procedures for implementing and monitoring compliance with such policies.

Director Independence

The listing standards of the New York Stock Exchange (the “NYSE”) and our Corporate Governance Guidelines require that a majority of our directors must be independent directors. Our Corporate Governance Guidelines specify that an “independent” director is a director who meets the independence requirements of the NYSE, as then in effect, and of such additional guidelines as our Board may adopt. These categorical standards provide a baseline for determining the independence of members of the Board. The independence standards used by our Board are attached to our Corporate Governance Guidelines, which are available on our website at www.arlingtonasset.com.

In making affirmative independence determinations, the Board broadly considers all relevant facts and circumstances, including, among other factors, any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships to which a director is party. Using these criteria, the Board has affirmatively determined that the following directors have no material relationship with our Company and are independent under the listing standards of the NYSE and our Corporate Governance Guidelines: Daniel E. Berce, David W. Faeder, Melinda H. McClure, Ralph S. Michael, III and Anthony P. Nader, III.

Item 14. Principal Registered Public Accounting Firm Fees and Services

Audit Fees and Audit-Related Fees

The Audit Committee of the Board has appointed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2023. Aggregate fees for professional services rendered for us and our subsidiaries by PwC for the years ended December 31, 2022 and 2021 were (dollars in thousands):

	Year Ended December 31,
	2022	2021
Audit Fees(1)	$544	$506
Audit-Related Fees(2)	25	43
Tax Fees(3)	152	115
All Other Fees(4)	-	-
Total	$721	$664
(1)
Audit fees represent the aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for the audit of our financial statements and the financial statements of our subsidiaries and the review of unaudited financial statements included in our quarterly reports on Form 10-Q filed with the SEC, and services that are provided by PwC in connection with the statutory and regulatory filings that are made by us and our subsidiaries.
(2)
Audit-related fees represent the aggregate fees billed by PwC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and the financial statements of our subsidiaries and are not reported in “Audit Fees” in the table above.
(3)
Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by PwC for tax compliance, tax advice and tax planning.
(4)
All other fees represent the aggregate fees billed in each of the last two fiscal years for products and services provided by PwC, other than the services reported in “Audit Fees,” “Audit-Related Fees” and “Tax Fees” in the table above.

Audit Committee Pre-Approval Policies and Procedures

It is the Audit Committee’s policy to review and, if appropriate, pre-approve all audit and non-audit services provided by the independent registered public accounting firm to us and our subsidiaries. In accordance with this policy, the Audit Committee has granted authority to the Audit Committee Chairman, Mr. Michael, to approve non-audit services in an amount up to $50,000 on behalf of the Audit Committee. Any such approval will be communicated to the Audit Committee at the next scheduled meeting. The Audit Committee pre-approved 100% of the services provided by PwC to our Company and its subsidiaries during the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit Number	Document Description
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.

Date: May 1, 2023	By:	/s/ J. ROCK TONKEL, JR.
J. Rock Tonkel, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 1, 2023	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)