Form 10-Q
period 2023-03-31
Arlington Asset Investment Corp.
filed 2023-05-15
CIK 1209028

``` 11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of April 28, 2023:

Title	Outstanding
Class A Common Stock	28,360,447 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents (includes $-0- and $296, respectively, from consolidated VIEs)	$12,833	$28,021
Restricted cash of consolidated VIEs	—	2,191
Agency mortgage-backed securities, at fair value	460,984	443,540
MSR financing receivables, at fair value	183,058	180,365
Credit securities, at fair value	102,564	104,437
Mortgage loans, at fair value	27,798	29,264
Mortgage loans of consolidated VIEs, at fair value	1,344	193,957
Deposits	11,171	1,823
Other assets (includes $1,850 and $2,067, respectively, from consolidated VIEs)	8,252	18,720
Total assets	$808,004	$1,002,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$484,348	$515,510
Secured debt of consolidated VIEs, at fair value	160	169,345
Long-term unsecured debt	86,508	86,405
Other liabilities (includes $-0- and $262, respectively, from consolidated VIEs)	21,843	13,718
Total liabilities	592,859	784,978
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 379,668 shares issued and outstanding (liquidation preference of $9,492)	9,001	9,001
Series C Preferred stock, $0.01 par value, 957,133 shares issued and outstanding (liquidation preference of $23,928)	23,820	23,820
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,360,447 and 28,186,827 shares issued and outstanding, respectively	284	282
Additional paid-in capital	2,024,979	2,024,298
Accumulated deficit	(1,842,939)	(1,840,061)
Total stockholders’ equity	215,145	217,340
Total liabilities and stockholders’ equity	$808,004	$1,002,318

	March 31, 2023	December 31, 2022
Assets and liabilities of consolidated VIEs
Cash and restricted cash	$—	$2,487
Mortgage loans, at fair value	1,344	193,957
Other assets	1,850	2,067
Secured debt, at fair value	(160)	(169,345)
Other liabilities	—	(262)
Net investment in consolidated VIEs	$3,034	$28,904

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income
MSR financing receivables	$4,685	$3,382
Agency mortgage-backed securities	4,976	1,492
Credit securities and loans	2,762	853
Mortgage loans of consolidated VIEs	1,398	1,354
Other	179	325
Total interest and other income	14,000	7,406
Rent revenues from single-family properties	—	1,064
Interest expense
Repurchase agreements	6,125	276
Long-term debt secured by single-family properties	—	408
Long-term unsecured debt	1,541	1,370
Secured debt of consolidated VIEs	681	1,188
Total interest expense	8,347	3,242
Single-family property operating expenses	—	1,531
Net operating income	5,653	3,697
Investment and derivative loss, net	(3,851)	(827)
General and administrative expenses
Compensation and benefits	2,255	2,065
Other general and administrative expenses	1,656	1,219
Total general and administrative expenses	3,911	3,284
Loss before income taxes	(2,109)	(414)
Income tax provision	109	2,287
Net loss	(2,218)	(2,701)
Dividend on preferred stock	(660)	(742)
Net loss attributable to common stock	$(2,878)	$(3,443)
Basic loss per common share	$(0.10)	$(0.12)
Diluted loss per common share	$(0.10)	$(0.12)
Weighted-average common shares outstanding (in thousands)
Basic	28,004	29,832
Diluted	28,004	29,832

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127
Net loss	—	—	—	—	—	—	—	(2,701)	(2,701)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	404,746	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(12,167)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(1,009,566)	(10)	(3,487)	—	(3,497)
Issuance of preferred stock	6,058	149	—	—	—	—	—	—	149
Stock-based compensation	—	—	—	—	—	—	761	—	761
Dividends declared	—	—	—	—	—	—	—	(742)	(742)
Balances, March 31, 2022	379,668	$9,001	1,117,034	$27,356	30,059,944	$301	$2,027,585	$(1,846,146)	$218,097

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2022	379,668	$9,001	957,133	$23,820	28,186,827	$282	$2,024,298	$(1,840,061)	$217,340
Net loss	—	—	—	—	—	—	—	(2,218)	(2,218)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	198,324	2	(2)	—	—
Repurchase of Class A common stock under stock-based compensations plans	—	—	—	—	(24,704)	—	(74)	—	(74)
Stock-based compensation	—	—	—	—	—	—	757	—	757
Dividends declared	—	—	—	—	—	—	—	(660)	(660)
Balances, March 31, 2023	379,668	$9,001	957,133	$23,820	28,360,447	$284	$2,024,979	$(1,842,939)	$215,145

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,218)	$(2,701)
Adjustments to reconcile net loss to net cash used in operating activities
Investment and derivative loss, net	3,851	827
Net discount accretion	(4,308)	(1,820)
Other	792	1,598
Changes in operating assets
Interest receivable	(221)	372
Other assets	(118)	(1,016)
Changes in operating liabilities
Interest payable and other liabilities	765	2,444
Accrued compensation and benefits	(2,959)	(1,977)
Net cash used in operating activities	(4,416)	(2,273)
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(42,729)	(78,874)
Purchases of credit securities	—	(20,585)
Purchases of MSR financing receivables	(6,075)	(3,187)
Purchases of single-family residential real estate	—	(61,098)
Proceeds from sales of agency mortgage-backed securities	26,016	259,415
Proceeds from sales of credit securities	22,578	—
(Payments) proceeds from sales of single-family residential real estate	(40)	351
Receipt of principal payments on agency mortgage-backed securities	6,179	12,717
Receipt of principal payments on credit securities	1,309	308
Receipt of principal payments on loans	6,380	105
Receipt of principal payments on mortgage loans of consolidated VIE	5,105	14,855
Receipt of distributions on MSR financing receivables	4,931	15,119
Restricted cash balance of VIE upon consolidation	—	9,637
Restricted cash balance of VIE upon deconsolidation	(2,719)	—
Proceeds from derivatives and deposits, net	1,368	3,026
Other	50	1,351
Net cash provided by investing activities	22,353	153,140
Cash flows from financing activities:
Repayments of repurchase agreements, net	(31,161)	(161,761)
Repayments of secured debt of consolidated VIE	(3,495)	(13,576)
Repurchase of common stock	—	(3,497)
Proceeds from issuance of preferred stock	—	149
Proceeds from long-term debt secured by single-family properties	—	38,632
Dividends paid	(660)	(742)
Net cash used in financing activities	(35,316)	(140,795)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,379)	10,072
Cash, cash equivalents and restricted cash, beginning of period	30,212	21,786
Cash, cash equivalents and restricted cash, end of period	$12,833	$31,858
Supplemental cash flow information:
Cash payments for interest	$8,001	$3,278
Cash (refunds) payments for income taxes	$(52)	$—
Non-cash investing activity:
Assets of VIE upon consolidation	$—	$287,282
Assets of VIE upon deconsolidation	$(189,360)	$—
Non-cash financing activity:
Liabilities of VIE upon consolidation	$—	$266,697
Liabilities of VIE upon deconsolidation	$(166,783)	$—

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

The unaudited interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The Company’s unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of March 31, 2023 and December 31, 2022, approximately 68% and 84%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Refer to the Company’s 2022 Annual Report on Form 10-K for a complete inventory and summary of the Company’s significant accounting policies.

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities. Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s investments in agency MBS was $460,984 and $443,540, respectively. As of March 31, 2023, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended March 31,
	2023	2022
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$7,028	$(17,414)
Agency MBS sold during the period	(245)	(8,543)
Total	$6,783	$(25,957)

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

Note 4. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities. Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s investments in credit securities was $102,564 and $104,437, respectively. As of March 31, 2023, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans or commercial mortgage loans and ABS collateralized by pools of residential solar panel loans.

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

	Three Months Ended March 31,
	2023	2022
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$(689)	$(842)
Credit securities sold during the period	—	—
Total	$(689)	$(842)

Note 5. Loans Held for Investment

As of March 31, 2023 and December 31, 2022, the Company held a position in a syndicated loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities. As of March 31, 2023 and December 31, 2022, the total outstanding principal balance was $82,243 and $86,579, respectively, of which the Company held a pari-passu position of $27,798 and $29,264, respectively. The loan bears interest at a floating note rate equal to SOFR plus 5.61%. The loan had a maturity date of March 23, 2023. On March 23, 2023, the loan was amended to grant the borrower a three-month extension of the maturity date to June 23, 2023 and to grant the borrower an option for an additional three-month extension of the maturity date to September 23, 2023. The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

As of December 31, 2022, the Company was party to a participation agreement pursuant to which the Company had committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, the Company was required to fund the last $30,000 of advances under the revolving credit facility. Any draws under the revolving credit facility bore interest at SOFR plus 3.86% with a SOFR floor of 1.00% and are secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower. The borrower was also required to pay an unused commitment fee of 0.50%. As of December 31, 2022, the Company’s funded loan advances were $4,914, which is included in the line item "other assets" in the accompanying consolidated balance sheets. On February 27, 2023, our $30,000 commitment was terminated.

The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. As of March 31, 2023 and December 31, 2022, the Company’s investment was $27,798 and $34,178, respectively, at fair value. The Company recognizes interest income on its loans held for investment based upon the effective interest rate of the loans which is equal to the contractual note rate of each loan.

Note 6. Investments in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly. However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return. The Company has committed to invest a total minimum of $50,000 in capital with the counterparty with $25,000 of the minimum commitment expiring on December 31, 2023 and $25,000 of the minimum commitment expiring on April 1, 2024. As of March 31, 2023, the Company has fully funded its minimum capital commitment.

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans. The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers. The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers. As of March 31, 2023 and December 31, 2022, the Company had provided funds of $4,202 and $6,046, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs. As of March 31, 2023 and December 31, 2022, the Company’s counterparty had drawn $1,010 and $7,863, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

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

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s investments in MSR financing receivables was $183,058 and $180,365, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Balance at period beginning	$180,365	$125,018
Capital investments	6,075	3,187
Capital distributions	(4,932)	(15,120)
Accretion of interest income	4,685	3,382
Changes in valuation inputs and assumptions	(3,135)	22,758
Balance at period end	$183,058	$139,225

Note 7. Investments in SFR Properties

The Company previously allocated investment capital to a strategy of investing in SFR properties that consisted of acquiring, leasing and operating single-family residential homes as rental properties. During 2022, the Company sold its portfolio of SFR properties and is currently no longer anticipating allocating capital to an SFR investment strategy. The Company conducted its SFR investment strategy through a wholly-owned subsidiary, McLean SFR Investment, LLC ("McLean SFR").

To execute its strategy of investing in SFR properties, the Company entered into an agreement with a third-party investment advisory firm to identify, acquire and manage investments in SFR properties on behalf of the Company. Under the terms of the agreement, the Company had committed to fund up to $55,000 of capital to fund the acquisition of SFR properties. On January 18, 2023, the Company's capital commitment amount was reduced to zero as a result of its sale of its remaining portfolio of SFR properties on December 1, 2022. Under the terms of the advisory agreement, the Company was obligated to pay the third-party firm a minimum fee plus an incentive fee equal to a percentage of the total investment return in excess of a hurdle rate of return. The Company terminated its agreement with the third-party investment advisory firm on April 28, 2023. Upon the termination of the agreement, the Company paid a termination fee equal to a fixed amount less inception to date minimum fees paid to the third-party firm as well as the incentive fee earned. The Company accrued the termination fee and incentive fees earned as of March 31, 2023 and December 31, 2022.

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

On December 1, 2022, the Company completed a sale of McLean SFR, which included all of the Company's remaining investments in SFR properties and its long-term debt facility secured by SFR properties, for a gross sale price of $87,050, including the assumption of the debt liability (see Note 9 "Borrowings"), for a gain of $1,789 that is net of accrued incentive fees and termination fees to the Company's third-party investment advisory firm.

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

On February 3, 2022, the Company acquired for $20,585 investments in the first loss position and the excess interest-only strip of a securitized pool of recently originated, performing “non-qualified” residential mortgage loans. The Company’s investment in the excess interest-only strip provided it with the option (but not the obligation) to purchase delinquent loans from the trust. As a result of this contractual right, the Company determined that it had the power to circumvent the loss mitigation activities that would otherwise be performed by the servicer and, therefore, was the party with the most power to impact the economic performance of the trust. As a result of its investments, the Company also had the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trust. Accordingly, the Company determined that it was the primary beneficiary of the trust and consolidated the trust’s assets and liabilities owed to third parties onto its consolidated balance sheets. On March 7, 2023, the Company sold all of its investments in the securitized pool of "non-qualified" residential mortgage loans and, as a result, deconsolidated the issuing securitization trust.

The carrying values of the assets and liabilities of the consolidated VIEs, net of elimination entries, are as follows as of the dates indicated:

	March 31, 2023
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$—	$—	$—
Restricted cash of consolidated VIEs (1)	—	—	—
Mortgage loans of consolidated VIEs, at fair value	1,344	—	1,344
Other assets of consolidated VIEs	1,850	—	1,850
Secured debt of consolidated VIEs, at fair value	(160)	—	(160)
Other liabilities of consolidated VIEs	—	—	—
Net investment in consolidated VIEs	$3,034	$—	$3,034

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

Consolidated VIE of Residential Mortgage Loans

On March 7, 2023, the Company sold all of its investments in the securitized pool of residential mortgage loans and, as a result, deconsolidated the issuing securitization trust. The pool of mortgage loans of the previously consolidated VIE consisted of performing, first lien “non-qualified” residential mortgage loans. “Non-qualified” residential mortgage loans are loans that do not fully comply with the “ability-to-repay” rule and related guidelines of the Truth-in-Lending Act established by the Consumer Finance Protection Bureau pursuant to the authority granted under the Dodd-Frank Act. A “qualified” residential mortgage loan (i.e., a residential mortgage loan that fully complies with the “ability-to-repay” rule of the Truth-in-Lending Act) must meet certain debt-to-income ratio requirements and cannot have certain features, such as an interest-only period, negative amortization, balloon payments or terms longer than 30 years. Qualified mortgage loans have limited upfront fees and points and, generally, cannot have prepayment penalties except for limited circumstances. Lenders of qualified mortgage loans are afforded certain legal protections not available to non-qualified mortgage loan lenders.

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

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of business purpose residential mortgage loans as of March 31, 2023:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$—	$—	$—
90 days or more past due and in non-accrual status	1,344	1,371	(27)
Total mortgage loans of consolidated VIE	$1,344	$1,371	$(27)

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

The Company’s MBS repurchase agreement arrangements generally carry a fixed rate of interest and are short-term in nature with contract durations generally ranging from 30 to 60 days, but may be as short as one day or as long as one year. The Company’s mortgage loan repurchase agreement arrangement has a maturity date of October 23, 2023 and an interest rate that resets monthly at a rate equal to SOFR plus 2.61%. Under the terms of the Company’s mortgage loan repurchase agreement, the Company may request extensions of the maturity date of the agreement for up to 364 days, subject to the lender’s approval.

As of March 31, 2023 and December 31, 2022, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	March 31, 2023	December 31, 2022
Agency MBS repurchase financing:
Repurchase agreements outstanding	$385,923	$406,072
Agency MBS collateral, at fair value	413,190	425,023
Net amount (1)	27,267	18,951
Weighted-average rate	4.94%	4.47%
Weighted-average term to maturity	13.0 days	12.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$79,372	$88,953
MBS collateral, at fair value	88,015	98,933
Net amount (1)	8,643	9,980
Weighted-average rate	5.53%	5.02%
Weighted-average term to maturity	20.0 days	20.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$19,053	$20,485
Mortgage loans collateral, at fair value	27,798	29,264
Net amount (1)	8,745	8,779
Weighted-average rate	7.34%	6.84%
Weighted-average term to maturity	206.0 days	235.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$484,348	$515,510
Mortgage investments collateral, at fair value	529,003	553,220
Net amount (1)	44,655	37,710
Weighted-average rate	5.13%	4.66%
Weighted-average term to maturity	21.7 days	22.2 days

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Weighted-average outstanding balance during the three months ended	$505,369	$342,364
Weighted-average rate during the three months ended	4.85%	0.32%

Long-Term Unsecured Debt

As of March 31, 2023 and December 31, 2022, the Company had $86,508 and $86,405, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,173 and $1,276, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	March 31, 2023			December 31, 2022
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$37,750	$15,000
Annual Interest Rate	6.75%	6.000%	LIBOR+ 2.25 - 3.00%	6.75%	6.000%	LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted- Average Interest Rate	6.75%	6.000%	7.58%	6.75%	6.000%	6.83%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	August 1, 2026	2033 - 2035

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

Long-Term Debt Secured by Single-family Properties

On September 28, 2021, McLean SFR, a wholly-owned subsidiary of Arlington Asset, entered into a loan agreement with a third-party lender to fund McLean SFR’s purchases of SFR properties. As a result of the sale of McLean SFR on December 1, 2022, the obligations under the loan agreement were assumed by the acquiror of McLean SFR (see Note 7 "Investments in Single-Family Residential Properties").

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$117	$(11)	$8	$—
TBA commitments	23	(10,637)	5,652	(22)
Total	$140	$(10,648)	$5,660	$(22)

Interest Rate Swaps

The Company’s Secured Overnight Financing Rate (“SOFR”) based interest rate swap agreements represent agreements to make (or receive) annual interest payments based upon a fixed interest rate and receive (or make) annual variable interest payments based upon the daily SOFR over the preceding annual period.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of March 31, 2023:

		Weighted-average:
	Notional Amount	Fixed Receive (Pay) Rate	Variable (Pay) Receive Rate	Net (Pay) Receive Rate	Remaining Life (Years)	Fair Value
Receive-fixed	$60,000	3.58%	(4.82)%	(1.24)%	5.7	$117
Pay-fixed	25,000	(4.20)%	4.82%	0.62%	2.8	(11)
Total / weighted-average	$85,000	1.29%	(1.98)%	(0.69)%	4.9	$106

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2022:

		Weighted-average:
	Notional Amount	Fixed Receive (Pay) Rate	Variable (Pay) Receive Rate	Net (Pay) Receive Rate	Remaining Life (Years)	Fair Value
Receive-fixed	$60,000	3.58%	(4.30)%	(0.72)%	4.9	$8

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	March 31, 2023
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.0% 30-year MBS sale commitments	$(70,000)	$(61,009)	$(62,725)	$(1,716)
4.0% 30-year MBS purchase commitments	50,000	47,957	47,781	(176)
4.0% 30-year MBS sale commitments	(140,000)	(130,665)	(133,788)	(3,123)
4.5% 30-year MBS sale commitments	(229,000)	(218,642)	(224,241)	(5,599)
Total TBA commitments, net	$(389,000)	$(362,359)	$(372,973)	$(10,614)

	December 31, 2022
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.0% 30-year MBS sale commitments	$(70,000)	$(62,828)	$(61,516)	$1,312
4.0% 30-year MBS sale commitments	(150,000)	(142,255)	(140,830)	1,425
4.5% 30-year MBS sale commitments	(205,000)	(200,365)	(197,472)	2,893
Total TBA commitments, net	$(425,000)	$(405,448)	$(399,818)	$5,630

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended March 31,
	2023	2022
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(118)	$(291)
Unrealized gains, net	792	3,466
Gains realized upon early termination, net	385	3,161
Total interest rate swap gains, net	1,059	6,336
U.S. Treasury note futures, net	—	(782)
Options on U.S. Treasury note futures, net	—	(4)
Total interest rate derivative gains, net	1,059	5,550
TBA commitments:
TBA dollar roll income (2)	74	823
Other losses on TBA commitments, net	(6,543)	(4,706)
Total losses on TBA commitments, net	(6,469)	(3,883)
Total derivative (losses) gains, net	$(5,410)	$1,667

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended March 31, 2023
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$60,000	$50,000	$—	$(25,000)	$85,000
TBA commitments, net	425,000	1,353,000	(1,389,000)	—	389,000

	For the Three Months Ended March 31, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$150,000	$70,000	$—	$(45,000)	$175,000
10-year U.S. Treasury note futures	25,000	50,000	(50,000)	(25,000)	—
Purchased call options on 10-year U.S. Treasury note futures	25,000	—	(25,000)	—	—
TBA commitments, net	—	325,000	(325,000)	—	—

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	March 31, 2023	December 31, 2022
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$1,690	$1,823
TBA commitments, net	9,481	—
Total cash collateral posted, net	$11,171	$1,823

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of March 31, 2023
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$117	$—	$117	$(11)	$—	$106
TBA commitments	23	—	23	(23)	—	—
Total derivative instruments	140	—	140	(34)	—	106
Total assets	$140	$—	$140	$(34)	$—	$106
Liabilities:
Derivative instruments:
Interest rate swaps	$11	$—	$11	$(11)	$—	$—
TBA commitments	10,637	—	10,637	(23)	(9,481)	1,133
Total derivative instruments	10,648	—	10,648	(34)	(9,481)	1,133
Repurchase agreements	484,348	—	484,348	(484,348)	—	—
Total liabilities	$494,996	$—	$494,996	$(484,382)	$(9,481)	$1,133

	As of December 31, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$5,652	$—	$5,652	$(22)	$—	$5,630
Interest rate swaps	8	—	8	—	—	8
Total derivative instruments	5,660	—	5,660	(22)	—	5,638
Total assets	$5,660	$—	$5,660	$(22)	$—	$5,638
Liabilities:
Derivative instruments:
TBA commitments	$22	$—	$22	$(22)	$—	$—
Total derivative instruments	22	—	22	(22)	—	—
Repurchase agreements	515,510	—	515,510	(515,510)	—	—
Total liabilities	$515,532	$—	$515,532	$(515,532)	$—	$—

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

Credit securities – The Company's investments in commercial MBS are classified within Level 2 of the fair value hierarchy. Inputs to fair value measurements of the Company's investments in commercial MBS include quoted prices for similar assets in recent market transactions and estimates obtained from third-party sources including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources are based upon observable transactions for securities with similar characteristics. The Company reviews the third-party fair value estimates and performs procedures to validate their reasonableness, including comparisons to recent trading activity observed for similar securities as well as an internally derived discounted future cash flow measurement. The Company’s investments in non-agency MBS collateralized by a pool of business purpose residential mortgage loans and ABS collateralized by residential solar panel loans are classified within Level 3 of the fair value hierarchy.

To measure the fair value of the Company’s non-agency MBS investment secured by a pool of business purpose residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business purpose residential mortgage loans that serve as collateral, including loan-level probabilities of default and loss-given-default. As of March 31, 2023 and December 31, 2022, the remaining population of business purpose residential mortgage loans serving as collateral to the Company's non-agency MBS investment represented less than 5% of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business purpose residential mortgage loans as of dates indicated:

	March 31, 2023	December 31, 2022
Probability of default	69.8%	27.8%
Loss-given-default	33.2%	18.3%

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

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy. To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate. The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of March 31, 2023, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 10.4%, respectively. As of December 31, 2022, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 10.0%, respectively.

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

As of March 31, 2023 and December 31, 2022, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of business purpose residential mortgage loans based upon the fair value of the mortgage loans of the VIE. As of December 31, 2022, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained. The business purpose residential mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy. To measure the fair value of the business purpose residential mortgage loans of the consolidated VIE as of March 31, 2023 and December 31, 2022, the Company used significant judgment to develop assumptions about the future performance of each business purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default. As of March 31, 2023 and December 31, 2022, the remaining population of business purpose residential mortgage loans represented less than 5% of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the business purpose residential mortgage loans of the Company’s consolidated VIE as of the periods indicated:

	March 31, 2023	December 31, 2022
Probability of default	63.7%	44.1%
Loss-given-default	7.9%	11.3%

On March 7, 2023, the Company sold all of its investments in its previously consolidated VIE of residential mortgage loans and, as a result, deconsolidated the VIE. As of December 31, 2022, the Company measured the fair value of both the residential mortgage loans and the debt obligations of its consolidated VIE of residential mortgage loans based upon the fair value of the debt obligations as the fair value of the debt securities issued by the VIE were more observable to the Company than the fair value of the underlying mortgage loans.

The senior and mezzanine debt obligations of the consolidated VIE of residential mortgage loans were classified within Level 2 of the fair value hierarchy. Inputs to the fair value measurements of the senior and mezzanine debt obligations of the consolidated VIE included quoted prices for similar assets in recent market transactions and estimates obtained from third-party pricing sources, including pricing services and dealers. In determining fair value, third-party pricing sources use a market approach. The inputs used in the fair value measurements performed by third-party pricing sources were based upon observable transactions for securities with similar characteristics.

The residential mortgage loans and the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans (held by the Company as investments and eliminated against the associated debt of the VIE in consolidation) were classified within Level 3 of the fair value hierarchy. To measure the fair value of the subordinate and excess interest-only debt obligations of the consolidated VIE of residential mortgage loans, the Company used an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from each security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company used significant judgment to develop assumptions about the future performance of the pool of residential mortgage loans that served as collateral, including assumptions about the timing and amount of credit losses and prepayments. The significant unobservable inputs to the fair value measurement included the estimated rate of prepayment, rate of default and loss-given-default for the underlying pool of mortgage loans as well as the discount rate, which represented a market participant’s current required rate of return for a similar instrument. The following table presents the weighted-average of the significant inputs to the fair value measurement of the subordinate and excess interest-only debt obligations of its consolidated VIE of residential mortgage loans as of December 31, 2022:

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of the periods indicated:

	March 31, 2023	December 31, 2022
Discount rate	9.0%	8.5%
Annualized prepayment rate	6.6%	7.0%
Annual per-loan cost of servicing (current loans)	$60.00	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return. Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty. The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs. As of March 31, 2023 and December 31, 2022, the present value of expected future incentive fee payments reflected in fair value of the Company’s MSR financing receivables was $11,293 and $12,568, respectively. During the three months ended March 31, 2023, the Company paid $1,144 in incentive fee payments to the Company's mortgage servicing counterparty.

Derivative instruments

Exchange-traded derivative instruments – Exchange-traded derivative instruments, which include U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, and options on futures, are classified within Level 1 of the fair value hierarchy as they are measured using quoted prices for identical instruments in liquid markets.

Interest rate swaps – Interest rate swaps are classified within Level 2 of the fair value hierarchy. The fair values of the Company’s centrally cleared interest rate swaps are measured using the daily valuations reported by the clearinghouse through which the instrument was cleared. In performing its end-of-day valuations, the clearinghouse constructs forward interest rate curves (for example, three-month LIBOR or SOFR forward rates) from its specific observations of that day’s trading activity. The clearinghouse uses the applicable forward interest rate curve to develop a market-based forecast of future remaining contractually required cash flows for each interest rate swap. Each market-based cash flow forecast is then discounted using the SOFR curve (sourced from the Federal Reserve Bank of New York) to determine a net present value amount which represents the instrument’s fair value.

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

Other

Long-term unsecured debt - As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s long-term unsecured debt was $86,508 and $86,405, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $79,124 and $79,900 as of March 31, 2023 and December 31, 2022, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of March 31, 2023 and December 31, 2022, the Company had investments in equity securities of publicly-traded companies at fair value of $174 and $234, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of March 31, 2023 and December 31, 2022, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $2,999 and $2,964, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of March 31, 2023, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 100 percent, 20 percent, and 17 percent, respectively. As of December 31, 2022, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 97 percent, 15 percent, and 16 percent, respectively.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$460,984	$—	$460,984	$—
MSR financing receivables	183,058	—	—	183,058
Loans	27,798	—	—	27,798
Credit securities	102,564	—	98,933	3,631
Mortgage loans of consolidated VIEs	1,344	—	—	1,344
Derivative assets	140	—	140	—
Other assets	3,173	174	—	2,999
Financial liabilities:
Secured debt of consolidated VIEs	160	—	—	160
Derivative liabilities	10,648	—	10,648	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$443,540	$—	$443,540	$—
MSR financing receivables	180,365	—	—	180,365
Loans	29,264	—	—	29,264
Credit securities	104,437	—	98,933	5,504
Mortgage loans of consolidated VIE	193,957	—	—	193,957
Derivative assets	5,660	—	5,660	—
Other assets	3,198	234	—	2,964
Financial liabilities:
Secured debt of consolidated VIE	169,345	—	159,464	9,881
Derivative liabilities	22	—	22	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$412,054	$195,767
Net (loss) gain included in "Investment and derivative gain (loss), net"	(4,296)	15,215
Additions from consolidation of VIEs	—	276,594
Transfers to real estate owned by consolidated VIE	(659)	—
Purchases	6,075	3,187
Sales	—	—
Payments, net	(12,836)	(30,618)
Subtractions from deconsolidation of VIEs	(185,820)	—
Accretion of discount, net	4,312	3,173
Ending balance	$218,830	$463,318
Net unrealized (losses) gains included in earnings for the period for Level 3 assets still held at the reporting date	$(3,609)	$15,215

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$9,881	$508
Net loss (gain) included in "Investment and derivative gain (loss), net"	53	(251)
Additions from consolidation of VIEs	—	14,278
Payments, net	(277)	(860)
Subtractions from deconsolidation of VIEs	(9,481)	—
Amortization of premium, net	(16)	(60)
Ending balance	$160	$13,615
Net unrealized losses (gains) included in earnings for the period for Level 3 liabilities still held at the reporting date	$1	$(251)

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

As of March 31, 2023, the Company had estimated federal net operating loss (“NOL”) carryforwards of $163,963 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,450 expire in 2028 and NOL carryforwards totaling $149,513 have no expiration period. For the NOL carryforwards that have no expiration period, the Company is limited to utilizing NOL carryforwards to 80% of the taxable income in any one year. As of March 31, 2023, the Company had estimated federal net capital loss (“NCL”) carryforwards of $136,225 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $105,155 in 2023, $14,187 in 2026 and $16,883 in 2027. The Company’s estimated NOL and NCL carryforwards as of March 31, 2023 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

The Company and subsidiaries have made joint elections to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three months ended March 31, 2023 and 2022, the Company recognized a provision for income taxes of $109 and $2,287, respectively, on the pre-tax net income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of March 31, 2023 and December 31, 2022, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

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

	Three Months Ended March 31,
(Shares in thousands)	2023	2022
Basic weighted-average common shares outstanding	28,004	29,832
Performance share units, unvested restricted stock units, and unvested restricted stock	—	—
Diluted weighted-average common shares outstanding	28,004	29,832
Net loss attributable to common stock	$(2,878)	$(3,443)
Basic loss per common share	$(0.10)	$(0.12)
Diluted loss per common share	$(0.10)	$(0.12)

The diluted loss per share for the three months ended March 31, 2023 and 2022 did not include the antidilutive effect of 473,904 and 482,445 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 15. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of March 31, 2023 and December 31, 2022, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

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

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no issuances of common stock under the common equity distribution agreements.

As of March 31, 2023, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

There were no shares of Class A common stock repurchased by the Company during the three months ended March 31, 2023. During the year ended December 31, 2022, the Company repurchased 2,794,574 shares of Class A common stock for a total purchase price of $9,316. As of March 31, 2023, there remain available for repurchase 10,195,704 shares of Class A common stock under the Repurchase Program.

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

The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series B Preferred Stock to date in 2023.

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series C Preferred Stock to date in 2023.

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

There were no issuances of Series B Preferred Stock during the three months ended March 31, 2023. During the year ended December 31, 2022, the Company issued 6,058 shares of Series B Preferred Stock at a weighted average public offering price of $24.87 per share for proceeds net of selling commissions and expenses of $149 under the Series B preferred equity distribution agreement. As of March 31, 2023, the Company had 1,602,566 shares of Series B Preferred Stock available for sale under the preferred equity distribution agreement.

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

Under the 2021 Plan, a maximum number of 5,256,076 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2021 Plan, were authorized for issuance and may be issued to employees, directors, consultants, advisors and independent contractors who provide bona fide services to the Company and its affiliates. If an award under the 2021 Plan or Prior

Plans is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award, those shares will be available for future grants under the 2021 Plan. In addition, shares delivered or withheld for tax obligations arising from an award, other than a stock option or stock appreciation right (“SAR”), will be available for future grants under the 2021 Plan. As of March 31, 2023, 4,265,184 shares remained available for issuance under the 2021 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for the settlement of outstanding performance-based stock awards and dividend equivalents for such awards. If these outstanding performance-based stock awards are earned at “target” level performance, an additional 1,625,783 shares would be issued resulting in 2,639,401 shares remaining available for issuance under the 2021 Plan as of March 31, 2023.

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

The Compensation Committee has granted Performance-based Stock Awards with performance goals based on (i) the compound annualized total shareholder return (i.e., share price change plus dividends on a reinvested basis) during the applicable performance period (“Absolute TSR Awards”), (ii) the compound annualized total shareholder return relative to a peer index during the applicable performance period (“Relative TSR Awards”), (iii) the compound annualized growth in the Company’s book value per share (i.e., book value change with such adjustments as determined and approved by the Compensation Committee plus dividends on a reinvested basis) during the applicable performance period (“Book Value Awards”), and (iv) the share price of the Company's common stock during the applicable performance period ("Stock Price Awards").

The Compensation Committee of the Board of Directors of the Company approved the following Performance-based Stock Award grants for the periods indicated:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Absolute TSR Awards granted	—	174,581
Absolute TSR Award grant date fair value per share	$—	$6.03
Relative TSR Awards granted	—	87,291
Relative TSR Award grant date fair value per share	$—	$5.83
Book Value Awards granted	—	103,000
Book Value Award grant date fair value per share	$—	$3.37

For the Company’s Book Value Awards, the grant date fair value per share is based on the close price on the date of grant. For the Company’s Absolute TSR Awards and Relative TSR Awards, the grant date fair value per share is based on a Monte Carlo simulation model. The following assumptions, determined as of the date of grant, were used in the Monte Carlo simulation model to measure the grant date fair value per share of the Company’s Absolute TSR Awards and Relative TSR Awards for the periods indicated:

	Absolute TSR Awards Granted in:		Relative TSR Awards Granted in:
	2023	2022	2023	2022
Closing stock price on date of grant	$—	$3.58	$—	$3.58
Beginning average stock price on date of grant (1)	$—	$3.60	$—	$3.60
Expected volatility (2)	—	69.20%	—	69.20%
Dividend yield (3)	—	0.00%	—	0.00%
Risk-free rate (4)	—	1.01%	—	1.01%

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

For Absolute TSR Awards and Relative TSR Awards granted, the Compensation Committee established a three-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of the Absolute TSR Awards and Relative TSR Awards granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Absolute TSR Awards and Relative TSR Awards are earned. Upon settlement, vested Absolute TSR Awards and Relative TSR Awards are converted into shares of the Company’s Class A common stock on a one-for-one basis. As of March 31, 2023, there are a total 400,293 Absolute TSR Awards and Relative TSR Awards outstanding.

For Book Value Awards granted during the year ended December 31, 2022, the Compensation Committee established a one-year performance period that ended on December 31, 2022. The actual number of shares of Class A common stock that could be issued to each participant at the end of the performance period varied between 0% and 100% of the number of Book Value Awards granted, depending on performance results. Based on the actual performance measurements, 41,410 shares of the 103,000 Book Value Awards granted were earned and were converted into an equal number of shares of restricted stock in February 2023 that will vest on the third anniversary of the original Book Value Award grant date subject to continued employment under the terms of the award agreement. As of March 31, 2023, there are no remaining outstanding Book Value Awards.

For Stock Price Awards granted, the Compensation Committee established a three-year performance period. If the market price of the Company's common stock is equal to or greater than a stock price performance goal for 45 consecutive trading days at any time during the performance period, between 75% to 300% of the number of Stock Price Awards are earned and become restricted stock units that will vest ratably over a three-year period beginning on the third anniversary of the date of grant subject to continued employment under the terms of the award agreement. If the minimum threshold level of stock price performance goals are never achieved, no awards are earned. As of March 31, 2023, the market price of the Company's common stock had not met any of the price performance goals for 45 consecutive trading days. As of March 31, 2023, there are 1,225,490 Stock Price Awards outstanding.

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

For the three months ended March 31, 2023 and 2022, the Company recognized $334 and $195, respectively, of compensation expense related to Performance-based Stock Awards. As of March 31, 2023, the Company had 1,625,783 Performance-based Stock

Awards outstanding. As disclosed above, the actual number of shares of common stock that could be issued for settlement of the Performance-based Stock Awards can be greater or less than the amount of Performance-based Stock Awards outstanding depending upon the actual results compared to the performance goals. As of March 31, 2023 and December 31, 2022, the Company had unrecognized compensation expense related to Performance-based Stock Awards of $2,990 and $3,314, respectively. The unrecognized compensation expense as of March 31, 2023 is expected to be recognized over a weighted average period of 3.0 years.

During the three months ended March 31, 2023, Relative TSR Awards that had a performance period ending in that period were earned at 60% of target resulting in the issuance of 19,914 shares of Class A common stock at an intrinsic value of $60. Also during the three months ended March 31, 2023, Book Value Awards that had a performance period ending on December 31, 2022 were earned at 40% of target resulting in the issuance of 41,410 shares of restricted stock that will vest on the third anniversary of the original Book Value Award grant date. During the three months ended March 31, 2022, there were no Performance-based Stock Awards that had performance periods ending in that period.

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

The Company grants restricted common shares to employees that either vest ratably over a three-year period or cliff vest at the end of a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2021	759,035	$4.16	1.5
Granted	384,291	3.42	—
Forfeitures	(12,167)	3.57	—
Vestitures	(300,317)	4.44
Share Balance as of December 31, 2022	830,842	3.72	1.2
Granted	137,000	2.95	—
Conversion of Book Value Awards	41,410	3.37	—
Vestitures	(181,125)	4.40	—
Share Balance as of March 31, 2023	828,127	$3.43	1.3

For the three months ended March 31, 2023 and 2022, the Company recognized $323 and $466, respectively, of compensation expense related to restricted stock awards. As of March 31, 2023 and December 31, 2022, the Company had unrecognized compensation expense related to restricted stock awards of $1,343 and $1,262, respectively. The unrecognized compensation expense as of March 31, 2023 is expected to be recognized over a weighted average period of 1.3 years. For the three months ended March 31, 2023 and 2022, the intrinsic value of restricted stock awards that vested were $547 and $0 respectively.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded to non-employee directors vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2021 Plan, 2014 Plan, and certain of the Prior Plans, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under certain Prior Plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The non-employee director RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of March 31, 2023 and December 31, 2022, the Company had 548,272 of non-employee director RSUs outstanding. There were no non-employee director RSUs grants during the three months ended March 31, 2023 and 2022.

The grant date fair value of a non-employee director RSU grant is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the three months ended March 31, 2023 and 2022, the Company recognized $100 and $100, respectively, of director fees related to non-employee director RSUs. There were no non-employee director RSUs that were converted into shares of Class A common stock for the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires or provides, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and the “Company” refer to Arlington Asset Investment Corp. (“Arlington Asset”) and its subsidiaries. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent Quarterly Reports on Form 10-Q.

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

We also previously allocated investment capital to a strategy of investing in single-family residential ("SFR") properties that consisted of acquiring, leasing and operating single-family residential homes as rental properties. During 2022, we sold our portfolio of SFR properties and are currently no longer anticipating allocating capital to an SFR investment strategy.

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
•
other market developments.

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 3.47% as of March 31, 2023, a 40 basis point decrease from the prior quarter end. The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury, continued to be inverted at a negative 56 basis points as of March 31, 2023. With the decline in the 10-year U.S. Treasury rate, residential mortgage rates decreased modestly during the first quarter of 2023 evidenced by the Fannie Mae average primary mortgage rate decreasing by 10 basis points to 6.32% as of March 31, 2023. The spread between the current coupon agency MBS and the 10-year swap rate widened slightly by three basis points during the first quarter of 2023. The rate of inflation began to decline from its peak reached during 2022 with the Consumer Price Index declining to 5.0% for the twelve-month period ending March 31, 2023.

In order to address the persistently high inflation, the U.S. Federal Reserve has continued to take actions with the objective of lowering inflation by significantly raising interest rates. During the first quarter of 2023, the Federal Open Market Committee (“FOMC”) raised its target range for the federal funds rate at each of its two scheduled meetings for a total increase of 50 basis points to a target range of 4.75% to 5.00% at its last meeting on March 22, 2023. In addition, the FOMC announced that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS. As of March 31, 2023, the market is projecting an approximately 50% likelihood that the FOMC could have one additional 25 basis point increase in the next three months followed by rate cuts over the subsequent nine months of approximately 75 basis points based on federal funds futures.

Prepayment speeds in the fixed-rate residential mortgage market continued to decline during the first quarter of 2023 primarily due to the rise in the primary mortgage rate driven by the increase in the 10-year U.S. Treasury rate over recent periods. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, remained relatively unchanged during the first quarter of 2023. Valuation multiples of MSRs remained relatively consistent during the first quarter of 2023.

The recent trend of declining housing price gains continued in 2023, evidenced by the Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 3.8% annual gain in January 2023, the seventh consecutive month of declining home price gains. If the Federal Reserve continues to increase interest rates, more expensive mortgage financing along with a challenging macroeconomic environment may cause housing price gains to continue to decelerate in the near future.

The following table presents certain key market data as of the dates indicated:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	Change - First Quarter 2023
30-Year FNMA Fixed Rate MBS (1)
3.0%	$97.55	$93.11	$86.81	$87.71	$89.59	$1.88
3.5%	99.75	96.17	89.83	90.82	92.80	1.98
4.0%	101.58	98.62	92.68	93.77	95.56	1.79
4.5%	103.25	100.39	95.18	96.31	97.92	1.61
5.0%	105.16	102.07	97.34	98.52	99.69	1.17
Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	108 bps	129 bps	180 bps	155 bps	158 bps	3 bps
30 Year Fixed Mortgage Rate
Freddie Mac Average Primary Mortgage Rate	4.67%	5.70%	6.70%	6.42%	6.32%	-10 bps
U.S. Treasury Rates ("UST")
2-year UST	2.33%	2.95%	4.28%	4.43%	4.03%	-40 bps
5-year UST	2.46%	3.04%	4.09%	4.00%	3.57%	-43 bps
10-year UST	2.34%	3.01%	3.83%	3.87%	3.47%	-40 bps
2-year UST to 10-year UST spread	1 bps	6 bps	-45 bps	-56 bps	-56 bps	0 bps
Interest Rate Swap Rates
2-year swap	2.55%	3.28%	4.55%	4.71%	4.36%	-35 bps
5-year swap	2.52%	3.08%	4.14%	4.02%	3.63%	-39 bps
10-year swap	2.41%	3.09%	3.88%	3.84%	3.46%	-38 bps
2-year swap to 2-year UST spread	22 bps	33 bps	27 bps	28 bps	33 bps	5 bps
10-year swap to 10-year UST spread	7 bps	8 bps	5 bps	-3 bps	-1 bps	2 bps
London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	0.45%	1.79%	3.14%	4.39%	4.86%	47 bps
3-month LIBOR	0.96%	2.29%	3.75%	4.77%	5.19%	42 bps
SOFR	0.30%	1.69%	3.04%	4.36%	4.80%	44 bps
Twelve Month Percent Change in Consumer Price Index ("CPI")
1-month LIBOR	8.50%	9.10%	8.20%	6.50%	5.00%	-150 bps

(1)
Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Recent Regulatory Activity

Elimination of LIBOR

On March 5, 2021, the Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021 announcement of LIBOR's administrator, ICE Benchmark Administration ("IBA"), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based financial instruments that extend beyond June 30, 2023 will need to be converted to a replacement rate.

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

Any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. We are party to various financial instruments which include LIBOR as a reference rate that mature or expire after June 30, 2023. As of March 31, 2023, these financial instruments include preferred stock and unsecured notes issued by us.

As of March 31, 2023, we had $15.0 million of junior subordinated debt outstanding that require quarterly interest payments at three-month LIBOR plus a spread of 2.25% to 3.00% and matures between 2033 and 2035. Under the terms of the indenture agreement for the notes, if the publication of LIBOR is not available, the current fallback is for the independent calculation agent to obtain quotations for what LIBOR should be from major banks in the interbank market. If the calculation agent is unable to obtain such quotations, then the LIBOR in effect for future interest payments would be LIBOR in effect for the immediately preceding interest payment period. The calculation agent has informed us that they believe the LIBOR Act will nullify these fallback provisions and therefore the application of the LIBOR Act would result in a benchmark replacement of the applicable spread-adjusted CME Term SOFR.

As of March 31, 2023, we had 957,133 shares of Series C Preferred Stock outstanding with a liquidation preference of $23.9 million. The Series C Preferred Stock is entitled to receive a cumulative cash dividend (i) from and including the original issue to, but excluding, March 30, 2024 at a fixed rate of 8.250% per annum of the $25.00 per share liquidation preference, and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 liquidation preference. Under the terms of our Articles of Incorporation, if the publication of LIBOR is not available, the current fallback is for us to obtain quotations for what LIBOR should be from major banks in the interbank market. If we are unable to obtain such quotations, we are required to appoint an independent calculation agent, which will determine LIBOR based on sources it deems reasonable in its sole discretion. If the calculation agent is unable or unwilling to determine LIBOR, then the LIBOR in effect for future dividend payments would be LIBOR in effect for the immediately preceding dividend payment period. We expect all of these provisions to be invalidated by the LIBOR Act. We expect to appoint an independent calculation agent to determine whether there is an industry accepted substitute or successor base rate to three-month LIBOR. If the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. We expect that the calculation agent will select the SOFR-based rate selected by Federal Reserve in its final rule.

Portfolio Overview

The following table summarizes our asset and capital allocation of our investment strategies as of March 31, 2023 (dollars in thousands):

	March 31, 2023
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$183,058	$183,058	62%	—
Credit investments (3)	133,396	35,349	12%	2.8
Agency MBS (4)	88,011	76,358	26%	0.3
Total invested capital	$404,465	294,765	100%
Cash and other corporate capital, net		6,888
Total investable capital		$301,653		0.4

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
(3)
Includes our net investment of $3,034 in a VIE with gross assets and liabilities of $3,194 and $160, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Agency MBS assets include the fair value of the agency MBS which underlie the Company's TBA forward purchase and sale commitments. In accordance with GAAP, the Company's TBA forward commitments are reflected on the consolidated balance sheets as derivative assets and liabilities at fair value in the financial statement line items "other assets" and "other liabilities". As of March 31, 2023, the fair value of the underlying agency MBS that underlie the Company's net short position in TBA commitments had a fair value of $(372,973) with a net carrying value of $(10,614).

MSR Financing Receivables

As of March 31, 2023, we had $183.1 million of MSR financing receivable investments at fair value. We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty. The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly. The transactions are accounted for as a financing receivable in our consolidated financial statements. The following tables present further information about our MSR financing receivable investments as of March 31, 2023 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$139,153	$43,905	$183,058

(1)
Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$178,180	$(1,010)	$4,202	$12,979	$(11,293)	$183,058	0.0

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$12,343,228	3.09%	0.25%	29 months	1.33%	5.33	$164,564
Freddie Mac	1,006,719	3.72%	0.25%	25 months	1.35%	5.41	13,616
Total/weighted-average	$13,349,947	3.14%	0.25%	29 months	1.33%	5.33	$178,180

(1)
Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Credit Investment Portfolio

The following table presents information about our credit investments as of March 31, 2023 (dollars in thousands):

	Market Price	Fair Value (1)	Financing	Invested Capital (2)	Leverage
AAA rated commercial MBS	$98.93	$98,933	$79,372	$19,780	4.0
Commercial mortgage loan	100.00	27,798	19,053	8,904	2.1
Business purpose residential MBS (3)	79.80	4,780	—	4,780	—
Solar ABS	37.25	1,885	—	1,885	—
Total/weighted-average		$133,396	$98,425	$35,349	2.8

(1)
For non-commercial credit investments in securities, includes contractual accrued interest receivable.
(2)
Invested capital includes investment accrued interest receivable and financing accrued interest payable.
(3)
Includes our net investment of $3,034 in a VIE with gross assets and liabilities of $3,194 and $160, respectively, that is consolidated for GAAP financial reporting purposes.

Our classes of credit investments as of March 31, 2023 are summarized as follows:

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

Commercial mortgage loan - Our commercial mortgage loan investment is a $27.8 million participation in an unrated $82.2 million syndicated mortgage loan secured by a first lien position in 42 midwestern health care facilities. The mortgage loan is guaranteed by the parent operating company. The loan carries a variable note rate of one-month term SOFR plus 5.61% and matures on June 23, 2023.

Business purpose residential MBS - We hold residual interests in two securitized pools of business purpose residential mortgage loans with a combined fair value of $4.8 million. As of March 31, 2023, the underlying collateral pools are comprised of 20 first lien mortgage loans or foreclosed real estate with an unpaid principal balance of $5.8 million. The underlying collateral pools as of March 31, 2023 represented less than 5% of the original collateral pools. We expect substantial realization of the remaining value to occur within the next several quarters.

Solar ABS - We hold a first loss position in a securitized pool of loans for the purchase and installation of solar panels on residential real estate with a fair value of $1.9 million and unpaid principal balance of $5.1 million. As of March 31, 2023, the underlying collateral pool was comprised of 9,485 loans with an unpaid principal balance of $347 million and a delinquency rate of 1.9%.

Agency MBS Investment Portfolio

Our agency MBS investment portfolio consisted of the following as of March 31, 2023 (dollars in thousands):

Fair Value
Agency MBS	$460,984
Net short TBA Position	(372,973)
Total agency MBS investment portfolio	$88,011

Our agency MBS consisted of the following as of March 31, 2023 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.0%	$68,297	$(2,443)	$65,854	$(4,466)	$61,388	$89.88	3.00%	10.1
4.0%	184,901	191	185,092	(8,148)	176,944	95.70	4.00%	9.5
4.5%	227,337	(4,718)	222,619	26	222,645	97.94	4.50%	9.7
5.5%	7	—	7	—	7	104.71	5.50%	6.0
Total/weighted-average	$480,542	$(6,970)	$473,572	$(12,588)	$460,984	$95.93	4.09%	9.7

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$221,765	$(4,069)	$217,696	$(4,942)	$212,754	$95.94	4.09%	9.5
Freddie Mac	258,777	(2,901)	255,876	(7,646)	248,230	95.92	4.09%	9.9
Total/weighted-average	$480,542	$(6,970)	$473,572	$(12,588)	$460,984	$95.93	4.09%	9.7

The annualized prepayment rate for our agency MBS was 3.52% for the three months ended March 31, 2023. As of March 31, 2023, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 28% and 15% in specified pools of high loan-to-value and low balance loans, respectively, while the remainder includes specified pools of loans originated in certain geographical areas. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.11 of a percentage point as of March 31, 2023.

As of March 31, 2023, our agency MBS investment portfolio also included a net short TBA position. In accordance with GAAP, we account for our TBA positions as derivative instruments. Information about our net short TBA positions as of March 31, 2023 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.0% 30-year MBS sale commitments	$(70,000)	$(61,009)	$(62,725)	$(1,716)
4.0% 30-year MBS purchase commitments	50,000	47,957	47,781	(176)
4.0% 30-year MBS sale commitments	(140,000)	(130,665)	(133,788)	(3,123)
4.5% 30-year MBS sale commitments	(229,000)	(218,642)	(224,241)	(5,599)
Total net long (short) agency TBA positions	$(389,000)	$(362,359)	$(372,973)	$(10,614)

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

Investment and Derivative Gain (Loss), Net

“Investment and derivative gain (loss), net” primarily consists of periodic changes in the fair value (whether realized or unrealized) of our investments in financial assets, periodic changes in the fair value (whether realized or unrealized) of derivative instruments and realized gain (loss) on sale of SFR properties.

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

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table presents the summary financial information for the three months ended March 31, 2023 and 2022, respectively (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Interest and other income	$14,000	$7,406
Rent revenues from single-family residential properties	—	1,064
Interest expense	(8,347)	(3,242)
Single-family residential property operating expenses	—	(1,531)
Net operating income	5,653	3,697
Investment and derivative loss, net	(3,851)	(827)
General and administrative expenses	(3,911)	(3,284)
Loss before income taxes	(2,109)	(414)
Income tax provision	109	2,287
Net loss	(2,218)	(2,701)
Dividend on preferred stock	(660)	(742)
Net loss attributable to common stock	$(2,878)	$(3,443)
Diluted loss per common share	$(0.10)	$(0.12)
Weighted-average diluted common shares outstanding	28,004	29,832

Interest and Other Income

Interest and other income increased $6.6 million, or 89.2%, from $7.4 million for the three months ended March 31, 2022 to $14.0 million for the three months ended March 31, 2023. The increase from the comparative period is primarily the result of higher average investment yields on our agency MBS and higher average investment balances in higher yielding MSR financing receivables and credit investments.

The components of interest and other income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest & Other Income	Yield	Average Balance	Interest & Other Income	Yield
Agency MBS	$470,077	$4,976	4.23%	$392,218	$1,492	1.52%
Credit investments	151,474	2,762	7.29%	56,196	853	6.07%
Mortgage loans of consolidated VIEs	176,170	1,398	3.17%	190,142	1,354	2.85%
MSR financing receivables	136,015	4,685	13.78%	108,275	3,382	12.49%
Other		179			325
Total	$933,736	$14,000	6.00%	$746,831	$7,406	3.97%

The effects of changes in the composition of our investments in financial assets on interest and other income are summarized below (dollars in thousands):

	Three Months Ended March 31, 2023
	vs.
	Three Months Ended March 31, 2022
	Rate	Volume	Total Change
Agency MBS	$3,188	$296	$3,484
Credit investments	338	1,571	1,909
Mortgage loans of consolidated VIEs	146	(102)	44
MSR financing receivables	437	866	1,303
Other	—	(146)	(146)
Total	$4,109	$2,485	$6,594

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

During the year ended December 31, 2022, we sold all our SFR rental properties in two separate transactions in August 2022 and December 2022. Going forward, we do not anticipate allocating capital to an SFR investment strategy.

For the three months ended March 31, 2022, we had rental income of $1.1 million.

Interest Expense

Interest expense increased $5.1 million, or 159.4%, from $3.2 million for the three months ended March 31, 2022 to $8.3 million for the three months ended March 31, 2023. The increase from the comparative period is primarily the result of higher interest rates on repurchase agreement financings, partially offset by lower interest rates on secured debt of consolidated VIEs and the subtraction of long-term debt secured by SFR properties.

The components of interest expense are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Expense	Cost	Average Balance	Interest Expense	Cost
Repurchase agreements	$505,369	$6,125	4.85%	$342,364	$276	0.32%
Long-term debt secured by SFR properties	—	—		57,134	408	2.86%
Long-term unsecured debt	86,456	1,541	7.13%	86,062	1,370	6.37%
Secured debt of consolidated VIEs	163,279	681	1.67%	174,763	1,188	2.72%
Total	$755,104	$8,347	4.42%	$660,323	$3,242	1.96%

The effects of changes in the composition of our debt obligations on interest expense are summarized below (dollars in thousands):

	Three Months Ended March 31, 2023
	vs.
	Three Months Ended March 31, 2022
	Rate	Volume	Total Change
Repurchase agreements	$5,718	$131	$5,849
Long-term debt secured by SFR properties	—	(408)	(408)
Long-term unsecured debt	165	6	171
Secured debt of consolidated VIEs	(429)	(78)	(507)
Total	$5,454	$(349)	$5,105

SFR Properties Operating Expenses

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021. During the period prior to a lease commencement date as well as subsequently, we incurred property costs such as real estate taxes, insurance, homeowner association fees and depreciation. For the three months ended March 31, 2022, we had property operating expenses of $1.5 million, including $0.7 million of depreciation expense. During the year ended December 31, 2022, we sold all our SFR rental properties in two separate transactions in August 2022 and December 2022.

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Gain (loss) on agency MBS investments, net	$6,783	$(25,957)
(Loss) gain on credit investments, net	(2,073)	1,289
(Loss) gain on MSR financing receivables, net	(3,135)	22,758
TBA commitments, net:
TBA dollar roll income	74	823
Other loss from TBA commitments, net	(6,543)	(4,706)
Total loss on TBA commitments, net	(6,469)	(3,883)
Interest rate derivatives:
Net interest expense on interest rate swaps	(118)	(291)
Other gain from interest rate derivative instruments, net	1,177	5,841
Total gain on interest rate derivatives, net	1,059	5,550
Other investments, net	(16)	(584)
Investment and derivative loss, net	$(3,851)	$(827)

General and Administrative Expenses

General and administrative expenses increased by $0.6 million from $3.3 million for the three months ended March 31, 2022 to $3.9 million for three months ended March 31, 2023 . The increase in general and administrative expenses for the three months ended March 31, 2023 is primarily due to increases in professional services expense.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes. As a result, for the three months ended March 31, 2023 and 2022, we recognized a provision for income taxes of $0.1 million and $2.3 million, respectively, on the pre-tax net income of our TRSs. As noted in “Non-GAAP Earnings Available for Distribution” below, our computation of non-GAAP earnings available for distribution includes a provision for income taxes on the earnings available for distribution of our TRSs. TRS earnings available for distribution is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses. In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS earnings available for distribution and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.” Below is a reconciliation of the income tax provision for TRS earnings available for distribution, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Income tax provision for TRS earnings available for distribution	$453	$229
Income tax (benefit) provision for TRS investment (losses) gains, net	(344)	2,058
GAAP income tax provision	$109	$2,287

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

The following table provides a reconciliation of GAAP net income (loss) available (attributable) to common stock to non-GAAP earnings available for distribution for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stock	$(2,878)	$(3,443)
Add (less):
Investment and derivative loss, net	3,851	827
Income tax (benefit) provision for TRS investment (loss) gain	(344)	2,058
Depreciation of single-family residential properties	—	715
Stock-based compensation expense	757	761
Add back:
TBA dollar roll income	74	823
Interest rate swap net interest expense	(118)	(291)
Non-GAAP earnings available for distribution	$1,342	$1,450
Non-GAAP earnings available for distribution per diluted common share	$0.05	$0.05
Weighted average diluted common shares outstanding	28,478	30,315

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

As of March 31, 2023, our debt-to-equity leverage ratio was 2.7 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio. Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital. Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of March 31, 2023, our “at risk” leverage ratio was 0.4 to 1.

As of March 31, 2023, our liquid assets totaled $60.6 million consisting of cash and cash equivalents of $12.8 million and settled unencumbered agency MBS of $47.8 million at fair value.

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

Cash Flows

As of March 31, 2023, our cash totaled $12.8 million, representing a net decrease of $17.4 million from $30.2 million as of December 31, 2022. Cash used in operating activities of $4.4 million during the three months ended March 31, 2023 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $22.3 million during the three months ended March 31, 2023 was primarily generated by sales of agency MBS and credit securities, distributions received on our MSR financing receivables, receipt of principal payments from agency MBS and credit securities and principal receipts on loans and mortgage loans of consolidated VIEs, partially offset by purchases of new agency MBS, MSR financing receivables. Cash used in financing activities of $35.3 million during the three months ended March 31, 2023 was primarily from repayments of repurchase agreements, net repayments of secured debt of consolidated VIEs and dividend payments to preferred stockholders.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

March 31, 2023
Agency MBS repurchase financing:
Repurchase agreements outstanding	$385,923
Agency MBS collateral, at fair value	413,190
Net amount (1)	27,267
Weighted-average rate	4.94%
Weighted-average term to maturity	13.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$79,372
MBS collateral, at fair value	88,015
Net amount (1)	8,643
Weighted-average rate	5.53%
Weighted-average term to maturity	20.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$19,053
Mortgage loans collateral, at fair value	27,798
Net amount (1)	8,745
Weighted-average rate	7.34%
Weighted-average term to maturity	206.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$484,348
Mortgage investments collateral, at fair value	529,003
Net amount (1)	44,655
Weighted-average rate	5.13%
Weighted-average term to maturity	21.7 days
Maximum amount outstanding at any month-end during the period	$522,351

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties. As of March 31, 2023, we had outstanding repurchase agreement balances with eight counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of March 31, 2023, no more than 4.1% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 17.2% of our stockholders’ equity.

Long-Term Unsecured Debt

As of March 31, 2023, we had $86.5 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.2 million. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of March 31, 2023 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our 6.00% Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of March 31, 2023 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of March 31, 2023 accrue and require the payment of interest quarterly at three-month LIBOR plus 2.25% to 3.00% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at our option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

Derivative Instruments

In the normal course of our operations, we are a party to financial instruments that are accounted for as derivative financial instruments including (i) interest rate hedging instruments such as interest rate swaps, U.S. Treasury note futures, put and call options on U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, options on agency MBS, and TBA sale commitments and (ii) derivative instruments that economically serve as investments such as TBA purchase commitments.

Interest Rate Hedging Instruments

We exchange cash variation margin with the counterparties to our interest rate hedging instruments at least on a daily basis based upon daily changes in fair value as measured by the central clearinghouse through which those derivatives are cleared. In addition, the central clearinghouse requires market participants to deposit and maintain an “initial margin” amount which is determined by the clearinghouse and is generally intended to be set at a level sufficient to protect the clearinghouse from the maximum estimated single-day price movement in that market participant’s contracts. However, the futures commission merchants (“FCMs”) through which we conduct trading of our cleared and exchanged-traded hedging instruments may require incremental initial margin in excess of the clearinghouse’s requirement. The clearing exchanges have the sole discretion to determine the value of our hedging instruments for the purpose of setting initial and variation margin requirements or otherwise. In the event of a margin call, we must generally provide additional collateral on the same business day. To date, we have not had any margin calls on our hedging agreements that we were not able to satisfy. However, if we encounter significant changes in long-term interest rates, margin calls on our hedging agreements could result in a material adverse change in our liquidity position.

As of March 31, 2023, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the FCM (dollars in thousands):

	March 31, 2023
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$85,000	$1,690

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

TBA Dollar Roll Transactions

TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments. In a TBA dollar roll transaction, we do not intend to take physical delivery of the underlying agency MBS and will generally enter into an offsetting position and net settle the paired-off positions in cash. However, under certain market conditions, it may be uneconomical for us to roll our TBA positions into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA position, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. If we were required to make physical delivery to settle a short TBA position, we could be required to delivery agency MBS from our balance that has a value in excess of the short TBA positon which would result in us incurring a loss.

Margin Requirements for Agency MBS Purchase and Sale Commitments

Our commitments to purchase and sell agency MBS, including TBA commitments, are subject to master securities forward transaction agreements published by SIFMA as well as supplemental terms and conditions with each counterparty. Under the terms of these agreements, we may be required to pledge collateral to our counterparty in the event the fair value of the agency MBS underlying our purchase and sale commitments change and such counterparty demands collateral through a margin call. Margin calls on agency MBS commitments are generally caused by factors such as changing interest rates or prepayments. Our agency MBS commitments provide that valuations for our commitments and any pledged collateral are to be obtained from a generally recognized source agreed to by both parties. However, in certain circumstances, our counterparties have the sole discretion to determine the value of the agency MBS commitment and any pledged collateral. In such instances, our counterparties are required to act in good faith in making determinations of value. In the event of a margin call, we must generally provide additional collateral on the same business day.

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024. As of March 31, 2023, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, we can request the mortgage servicing counterparty utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us. As of March 31, 2023, our mortgage servicing counterparty has a $100 million credit facility that is secured by its MSRs including MSRs to which our MSR financing receivables are referenced. As of March 31, 2023, our mortgage servicing counterparty had drawn $58.4 million and had $41.6 million of availability under its credit facility. As of March 31, 2023, we had the ability to utilize approximately 68% of our mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value pledged. Under our mortgage servicing counterparty’s credit facility, if the fair value of our pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables. Draws under the facility bear interest at term SOFR plus 2.90% with a SOFR floor of 1.60% and a maturity date of April 28, 2023 with a one-year borrower extension option.

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

As of March 31, 2023, our mortgage servicing counterparty has drawn $58.4 million of financing under its credit facility, including $1.0 million attributable to us, collateralized by an estimated $327.7 million of MSRs, including $4.9 million attributable to us, and $6.1 million of servicer advances, including $0.2 million attributable to us.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock. Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. As of March 31, 2023, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of March 31, 2023, we had Series B Preferred Stock outstanding with a liquidation preference of $9.5 million. The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option. Dividends are payable quarterly in arrears on the 30th day of each

December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of March 31, 2023, we had Series C Preferred Stock outstanding with a liquidation preference of $23.9 million. The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.” The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

As of March 31, 2023, we had 1,602,566 shares of Series B Preferred Stock available for sale under the Series B preferred equity distribution agreement.

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

As of March 31, 2023, we had estimated NOL carryforwards of $164.0 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of March 31, 2023, we also had estimated NCL carryforwards of $136.2 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of March 31, 2023 and December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a material current or future effect on our financial condition. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of March 31, 2023 and December 31, 2022, we had consolidated for financial reporting purposes one and two, respectively, securitization trusts for which we determined that our investments provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We were not required to consolidate for financial reporting purposes any other VIEs as of March 31, 2023 and December 31, 2022, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. For further information about our consolidated VIEs, refer to "Note 8. Consolidation of Variable Interest Entities" under Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2023 and December 31, 2022, we had not guaranteed any obligations of unconsolidated entities. As of March 31, 2023 and December 31, 2022, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.

Critical Accounting Estimates

Refer to the heading titled “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. The primary market risks that we are exposed to are interest rate risk, prepayment risk, extension risk, spread risk, credit risk, liquidity risk and regulatory risk. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of our risk management strategies related to these market risks. The following is additional information regarding certain of these market risks.

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
•
The analyses assume that spreads remain constant and, therefore, do not reflect an estimate of the impact that changes in spreads would have on the value of our MBS investments or our SOFR-based derivative instruments, such as our interest rate swap agreements.
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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2023
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$460,984	$450,059	$470,680
TBA commitments	(10,614)	(1,684)	(19,429)
MSR financing receivables	183,058	185,585	180,095
Interest rate swaps	106	(1,069)	1,281
Equity available to common stock (1)	181,725	181,099	180,835
Equity available to common stock percent change		(0.34)%	(0.49)%

	March 31, 2023
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$460,984	$438,045	$478,939
TBA commitments	(10,614)	8,199	(26,182)
MSR financing receivables	183,058	188,450	176,190
Interest rate swaps	106	(2,244)	2,456
Equity available to common stock (1)	181,725	180,658	179,612
Equity available to common stock percent change		(0.59)%	(1.16)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 4.8 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of March 31, 2023.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	March 31, 2023
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$460,984	$458,317	$463,651
TBA commitments	(10,614)	(8,369)	(12,860)
Equity available to common stock (1)	181,725	181,304	182,146
Equity available to common stock percent change		(0.23)%	0.23%

	March 31, 2023
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$460,984	$454,317	$467,651
TBA commitments	(10,614)	(5,001)	(16,228)
Equity available to common stock (1)	181,725	180,672	182,778
Equity available to common stock percent change		(0.58)%	0.58%

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

Cautionary Statement About Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions. The forward-looking statements we make in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the following:

•
the availability and terms of, and our ability to deploy, capital and our ability to grow our business through our current strategy focused on acquiring either (i) residential MBS that are either issued by U.S. government agencies or guaranteed as to principal and interest by U.S. government agencies or U.S. government sponsored agencies (“agency MBS”), (ii) MSR related assets, or (iii) credit investments that generally consist of mortgage loans secured by either residential or commercial real property or MBS collateralized by such mortgage loans;
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
•
the uncertainty and economic impact of a resurgence of the coronavirus ("COVID-19") pandemic or other public health emergencies; and
•
the other important factors identified in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Item 1A — Risk Factors.”

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. The materialization of any risks and uncertainties identified in our Cautionary Statement About Forward-Looking Information contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Cautionary Statement About Forward-Looking Information” in Part I, Item 3 of this report or our Annual Report on Form 10-K for the year ended December 31, 2022.

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

3.05	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.05 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2022).

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

4.15	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

4.16	Second Amendment to Shareholder Rights Agreement, dated as of April 11, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

*** Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 and 2022; and (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 15, 2023