Form 10-Q
period 2023-06-30
Arlington Asset Investment Corp.
filed 2023-08-14
CIK 1209028

``` 11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of August 10, 2023:

Title	Outstanding
Class A Common Stock	29,279,565 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents (includes $229 and $296, respectively, from consolidated VIEs)	$13,249	$28,021
Restricted cash of consolidated VIEs	12	2,191
Agency mortgage-backed securities, at fair value	467,503	443,540
MSR financing receivables, at fair value	195,893	180,365
Credit securities, at fair value	102,203	104,437
Mortgage loans, at fair value	25,992	29,264
Mortgage loans of consolidated VIEs, at fair value	910	193,957
Deposits	2,421	1,823
Other assets (includes $1,114 and $2,067, respectively, from consolidated VIEs)	9,287	18,720
Total assets	$817,470	$1,002,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$499,900	$515,510
Secured debt of consolidated VIEs, at fair value	113	169,345
Long-term unsecured debt	86,611	86,405
Other liabilities (includes $-0- and $262, respectively, from consolidated VIEs)	10,834	13,718
Total liabilities	597,458	784,978
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 379,668 shares issued and outstanding (liquidation preference of $9,492)	9,001	9,001
Series C Preferred stock, $0.01 par value, 957,133 shares issued and outstanding (liquidation preference of $23,928)	23,820	23,820
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,360,447 and 28,186,827 shares issued and outstanding, respectively	284	282
Additional paid-in capital	2,025,638	2,024,298
Accumulated deficit	(1,838,731)	(1,840,061)
Total stockholders’ equity	220,012	217,340
Total liabilities and stockholders’ equity	$817,470	$1,002,318

	June 30, 2023	December 31, 2022
Assets and liabilities of consolidated VIEs
Cash and restricted cash	$241	$2,487
Mortgage loans, at fair value	910	193,957
Other assets	1,114	2,067
Secured debt, at fair value	(113)	(169,345)
Other liabilities	—	(262)
Net investment in consolidated VIEs	$2,152	$28,904

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income
MSR financing receivables	$4,709	$3,983	$9,394	$7,365
Agency mortgage-backed securities	5,040	2,065	10,016	3,557
Credit securities and loans	2,802	991	5,564	1,844
Mortgage loans of consolidated VIEs	56	1,611	1,454	2,965
Other	109	113	288	438
Total interest and other income	12,716	8,763	26,716	16,169
Rent revenues from single-family properties	—	2,137	—	3,201
Interest expense
Repurchase agreements	6,604	763	12,729	1,039
Long-term debt secured by single-family properties	—	718	—	1,126
Long-term unsecured debt	1,561	1,400	3,102	2,770
Secured debt of consolidated VIEs	—	1,578	681	2,766
Total interest expense	8,165	4,459	16,512	7,701
Single-family property operating expenses	—	1,915	—	3,446
Net operating income	4,551	4,526	10,204	8,223
Investment and derivative gain (loss), net	6,417	370	2,566	(457)
General and administrative expenses
Compensation and benefits	2,037	2,324	4,292	4,389
Other general and administrative expenses	2,676	1,463	4,332	2,682
Total general and administrative expenses	4,713	3,787	8,624	7,071
Income before income taxes	6,255	1,109	4,146	695
Income tax provision	1,387	802	1,496	3,089
Net income (loss)	4,868	307	2,650	(2,394)
Dividend on preferred stock	(660)	(707)	(1,320)	(1,449)
Net income (loss) available (attributable) to common stock	$4,208	$(400)	$1,330	$(3,843)
Basic earnings (loss) per common share	$0.15	$(0.01)	$0.05	$(0.13)
Diluted earnings (loss) per common share	$0.15	$(0.01)	$0.05	$(0.13)
Weighted-average common shares outstanding (in thousands)
Basic	28,081	28,766	28,043	29,296
Diluted	28,709	28,766	28,594	29,296

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127
Net loss	—	—	—	—	—	—	—	(2,701)	(2,701)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	404,746	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(12,167)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(1,009,566)	(10)	(3,487)	—	(3,497)
Issuance of preferred stock	6,058	149	—	—	—	—	—	—	149
Stock-based compensation	—	—	—	—	—	—	761	—	761
Dividends declared	—	—	—	—	—	—	—	(742)	(742)
Balances, March 31, 2022	379,668	$9,001	1,117,034	$27,356	30,059,944	$301	$2,027,585	$(1,846,146)	$218,097
Net income	—	—	—	—	—	—	—	307	307
Repurchase of Class A common stock	—	—	—	—	(947,570)	(10)	(3,232)	—	(3,242)
Repurchase of preferred stock	—	—	(72,363)	(1,749)	—	—	—	—	(1,749)
Stock-based compensation	—	—	—	—	—	—	992	—	992
Dividends declared	—	—	—	—	—	—	—	(707)	(707)
Balances, June 30, 2022	379,668	$9,001	1,044,671	$25,607	29,112,374	$291	$2,025,345	$(1,846,546)	$213,698

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2022	379,668	$9,001	957,133	$23,820	28,186,827	$282	$2,024,298	$(1,840,061)	$217,340
Net loss	—	—	—	—	—	—	—	(2,218)	(2,218)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	198,324	2	(2)	—	—
Repurchase of Class A common stock under stock-based compensations plans	—	—	—	—	(24,704)	—	(74)	—	(74)
Stock-based compensation	—	—	—	—	—	—	757	—	757
Dividends declared	—	—	—	—	—	—	—	(660)	(660)
Balances, March 31, 2023	379,668	$9,001	957,133	$23,820	28,360,447	$284	$2,024,979	$(1,842,939)	$215,145
Net income	—	—	—	—	—	—	—	4,868	4,868
Stock-based compensation	—	—	—	—	—	—	659	—	659
Dividends declared	—	—	—	—	—	—	—	(660)	(660)
Balances, June 30, 2023	379,668	$9,001	957,133	$23,820	28,360,447	$284	$2,025,638	$(1,838,731)	$220,012

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,650	$(2,394)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Investment and derivative (gain) loss, net	(2,566)	457
Net discount accretion	(9,218)	(3,694)
Other	1,559	3,316
Changes in operating assets
Interest receivable	(261)	67
Other assets	(284)	(2,743)
Changes in operating liabilities
Interest payable and other liabilities	(665)	3,693
Accrued compensation and benefits	(2,246)	(1,337)
Net cash used in operating activities	(11,031)	(2,635)
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(64,790)	(400,331)
Purchases of credit securities	—	(120,335)
Purchases of MSR financing receivables	(16,201)	(21,220)
Purchases of single-family residential real estate	—	(121,919)
Proceeds from sales of agency mortgage-backed securities	26,016	586,693
Proceeds from sales of credit securities	22,578	10,395
(Payments) proceeds from sales of single-family residential real estate	(120)	351
Receipt of principal payments on agency mortgage-backed securities	13,830	20,463
Receipt of principal payments on credit securities	2,269	862
Receipt of principal payments on loans	8,185	212
Receipt of principal payments on mortgage loans of consolidated VIE	5,659	29,278
Receipt of distributions on MSR financing receivables	15,584	64,552
Restricted cash balance of VIE upon consolidation	—	9,637
Restricted cash balance of VIE upon deconsolidation	(2,719)	—
Proceeds from derivatives and deposits, net	4,087	5,979
Other	145	6,231
Net cash provided by investing activities	14,523	70,848
Cash flows from financing activities:
Repayments of repurchase agreements, net	(15,609)	(116,630)
Repayments of secured debt of consolidated VIE	(3,515)	(31,652)
Repurchase of common stock	—	(6,739)
Repurchase of preferred stock	—	(1,749)
Proceeds from issuance of preferred stock	—	149
Proceeds from long-term debt secured by single-family properties	—	83,565
Dividends paid	(1,319)	(1,449)
Net cash used in financing activities	(20,443)	(74,505)
Net decrease in cash, cash equivalents and restricted cash	(16,951)	(6,292)
Cash, cash equivalents and restricted cash, beginning of period	30,212	21,786
Cash, cash equivalents and restricted cash, end of period	$13,261	$15,494
Supplemental cash flow information:
Cash payments for interest	$15,966	$6,625
Cash payments for income taxes	$72	$753
Non-cash investing activity:
Assets of VIE upon consolidation	$—	$287,282
Assets of VIE upon deconsolidation	$(189,360)	$—
Non-cash financing activity:
Liabilities of VIE upon consolidation	$—	$266,697
Liabilities of VIE upon deconsolidation	$(166,783)	$—

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

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, the Company is required to distribute annually 90% of its REIT taxable income (subject to certain adjustments). So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. Federal or state corporate income taxes on its taxable income that it distributes to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its taxable income within the time limits prescribed by the Internal Revenue Code.

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

Proposed Plan of Merger

On May 29, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ellington Financial Inc. (“EFC”), EF Merger Sub Inc., a wholly owned subsidiary of EFC (“Merger Sub”) and, solely for the limited purposes set forth in the Merger Agreement, Ellington Financial Management LLC (“EFC Manager”) pursuant to which the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation of the Merger.

Immediately following the Merger, the surviving corporation of the Merger will be contributed to Ellington Financial Operating Partnership LLC, EFC’s operating partnership subsidiary (the “EFC Operating Partnership”), in exchange for limited liability company interests in the EFC Operating Partnership. As a result of the contribution, the surviving corporation of the Merger will become a wholly owned subsidiary of the EFC Operating Partnership. The consummation of the Merger is subject to standard closing conditions, including approval by the Company’s common shareholders, and is expected to close in the fourth quarter of 2023.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock will be converted into the right to receive (i) from EFC, 0.3619 shares of common stock of EFC and (ii) from EFC Manager, $0.09 in cash (collectively, the “Per Share Common Merger Consideration”).

Each outstanding share of the Company’s restricted common stock issued under the Company’s long-term incentive compensation plans will become fully vested and, as of the effective time of the Merger, be considered outstanding for all purposes of the Merger Agreement, including the right to receive the Per Share Common Merger Consideration. (See Note 16 – Long-Term Incentive Plan.)

Each outstanding Performance-based Stock Award, other than the outstanding Stock Price Awards, issued under the Company’s long-term incentive compensation plans will become earned and fully vested with respect to the number of shares of the Company’s common stock subject to such award immediately prior to the effective time of the Merger based on the achievement of the applicable performance goals at maximum performance levels and, as of the effective time of the Merger, will be treated as a share of the Company’s common stock for all purposes of the Merger Agreement, including the right to receive the Per Share Common Merger Consideration. Each outstanding Stock Price Award issued under the Company’s long-term incentive compensation plans will become earned and fully vested with respect to the number of shares of the Company’s common stock subject to such award immediately prior to the effective time of the Merger based on the achievement of the applicable performance goals at the actual level of performance in connection with the Merger, and, as of the effective time of the Merger, will be treated as a share of the Company’s common stock for all purposes of the Merger Agreement, including the right to receive the Per Share Common Merger Consideration. (See Note 16 – Long-Term Incentive Plan.)

Each outstanding award of deferred stock units issued to a non-employee director under the Company’s long-term incentive compensation plans will become fully vested and, as of the effective time of the Merger, be treated as a share of the Company’s common stock for all purposes of the Merger Agreement, including the right to receive the Per Share Common Merger Consideration. (See Note 16 – Long-Term Incentive Plan.)

As of the effective time of the Merger, it is expected that there will be 32,360,432 shares of the Company’s common stock eligible to receive the Per Share Merger Consideration comprised of (i) 28,360,447 outstanding shares of common stock, including 828,127 outstanding shares of restricted common stock, (ii) 3,451,713 shares of common stock earned under outstanding Performance-based Stock Awards, and (iii) 548,272 shares of deferred stock units issued to non-employee directors.

In addition, at the effective time of the Merger, (a) each share of the Company’s Series B Preferred Stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive one share of newly designated 7.00% Series D Cumulative Perpetual Redeemable Preferred Stock of EFC and (b) each share of the Company’s Series C Preferred Stock issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive one share of newly designated 8.250% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock of EFC. (See Note 15 – Stockholders’ Equity.)

By virtue of the Merger, all debts, obligations and liabilities of the Company will become the debts, obligations and liabilities of the surviving corporation, including the Company’s outstanding trust preferred securities, 6.75% Senior Notes due 2025 and 6.000% Senior Notes due 2026. (See Note 9 – Borrowings.)

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of June 30, 2023 and December 31, 2022, approximately 98% and 84%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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
Recently Issued Accounting Guidance Not Yet Adopted
ASU Nos. 2020-04, 2021-01, and 2022-06, Reference Rate Reform (Topic 848)

The amendments in these updates provide optional practical expedients and exceptions for applying GAAP to the modification of receivables, debt or lease contracts as well as cash flow and fair value hedge accounting relationships that reference a rate, such as the London Interbank Offered Rate (“LIBOR”), that has been discontinued because of reference rate reform.

The practical expedients and exceptions provided by these updates are effective from March 12, 2020 through December 31, 2024.

Not yet adopted.

No material modifications due to reference rate reform were necessary for the Company's receivables, debt, derivative or lease contracts. The Company has not elected to apply hedge accounting for financial reporting purposes.

Accordingly, ASU Nos. 2020-04, 2021-01 and 2022-06 did not have a material effect on the Company's consolidated financial statements.

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities. Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s investments in agency MBS was $467,503 and $443,540, respectively. As of June 30, 2023, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(8,015)	$(3,921)	$(987)	$(3,922)
Agency MBS sold during the period	—	(6,670)	(245)	(32,626)
Total	$(8,015)	$(10,591)	$(1,232)	$(36,548)

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

Note 4. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities. Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s investments in credit securities was $102,203 and $104,437, respectively. As of June 30, 2023, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by pools of business purpose residential mortgage loans or commercial mortgage loans and ABS collateralized by pools of residential solar panel loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$521	$(321)	$(168)	$(675)
Credit securities sold during the period	—	(482)	—	(970)
Total	$521	$(803)	$(168)	$(1,645)

Note 5. Loans Held for Investment

As of June 30, 2023 and December 31, 2022, the Company held a position in a syndicated loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities. As of June 30, 2023 and December 31, 2022, the total outstanding principal balance was $76,901 and $86,579, respectively, of which the Company held a pari-passu position of $25,992 and $29,264, respectively. The loan bears interest at a floating note rate equal to one-month term SOFR plus 5.61%. The loan had a maturity date of March 23, 2023. On March 23, 2023, the loan was amended to grant the borrower a three-month extension of the maturity date to June 23, 2023 and to grant the borrower an option for an additional three-month extension of the maturity date to September 22, 2023. On June 23, 2023, the borrower exercised its three-month extension option resulting in a new maturity date of September 22, 2023. The loan has monthly principal amortization based upon a 30-year amortization schedule with the remaining principal balance due at loan maturity.

As of December 31, 2022, the Company was party to a participation agreement pursuant to which the Company had committed to fund up to $30,000 of a $130,000 revolving credit facility that matures on July 7, 2024. Under the terms of the participation agreement, the Company was required to fund the last $30,000 of advances under the revolving credit facility. Any draws under the revolving credit facility bore interest at SOFR plus 3.86% with a SOFR floor of 1.00% and were secured by a first lien on all accounts receivable and a second lien on all other assets of the borrower. The borrower was also required to pay an unused commitment fee of 0.50%. As of December 31, 2022, the Company’s funded loan advances were $4,914, which is included in the line item "other assets" in the accompanying consolidated balance sheets. On February 27, 2023, the Company's $30,000 commitment was terminated.

The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. As of June 30, 2023 and December 31, 2022, the Company’s investments were $25,992 and $34,178, respectively, at fair value. The Company recognizes interest income on its loans held for investment based upon the effective interest rate of the loans which is equal to the contractual note rate of each loan.

Note 6. Investments in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly. However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return. During the three month period ended June 30, 2023, the Company's mortgage servicing counterparty agreed to accept an early payment in full satisfaction of the Company's remaining incentive fee payment obligations for the three-year performance periods ending December 31, 2023 and April 1, 2024 (see "Note 12. Fair Value Measurements" for further information). The Company has committed to invest a total minimum of $50,000 in capital with the counterparty with $25,000 of the minimum commitment expiring on December 31, 2023 and $25,000 of the minimum commitment expiring on April 1, 2024. As of June 30, 2023, the Company has fully funded its minimum capital commitment.

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans. The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers. The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers. As of June 30, 2023 and December 31, 2022, the Company had provided funds of $3,283 and $6,046, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs. As of June 30, 2023 and December 31, 2022, the Company’s counterparty had drawn $0 and $7,863, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

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

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s investments in MSR financing receivables was $195,893 and $180,365, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at period beginning	$183,058	$139,225	$180,365	$125,018
Capital investments	10,126	18,032	16,201	21,219
Capital distributions	(10,652)	(49,432)	(15,584)	(64,552)
Accretion of interest income	4,709	3,983	9,394	7,365
Changes in valuation inputs and assumptions	8,652	8,452	5,517	31,210
Balance at period end	$195,893	$120,260	$195,893	$120,260

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

The carrying values of the assets and liabilities of the consolidated VIEs, net of elimination entries, are as follows as of the dates indicated:

	June 30, 2023
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$229	$—	$229
Restricted cash of consolidated VIEs (1)	12	—	12
Mortgage loans of consolidated VIEs, at fair value	910	—	910
Other assets of consolidated VIEs	1,114	—	1,114
Secured debt of consolidated VIEs, at fair value	(113)	—	(113)
Other liabilities of consolidated VIEs	—	—	—
Net investment in consolidated VIEs	$2,152	$—	$2,152

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

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of business purpose residential mortgage loans as of June 30, 2023:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$—	$—	$—
90 days or more past due and in non-accrual status	910	970	(60)
Total mortgage loans of consolidated VIE	$910	$970	$(60)

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

As of June 30, 2023 and December 31, 2022, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	June 30, 2023	December 31, 2022
Agency MBS repurchase financing:
Repurchase agreements outstanding	$403,160	$406,072
Agency MBS collateral, at fair value	423,409	425,023
Net amount (1)	20,249	18,951
Weighted-average rate	5.31%	4.47%
Weighted-average term to maturity	13.0 days	12.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$79,493	$88,953
MBS collateral, at fair value	88,716	98,933
Net amount (1)	9,223	9,980
Weighted-average rate	5.84%	5.02%
Weighted-average term to maturity	19.0 days	20.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$17,247	$20,485
Mortgage loans collateral, at fair value	25,992	29,264
Net amount (1)	8,745	8,779
Weighted-average rate	7.75%	6.84%
Weighted-average term to maturity	115.0 days	235.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$499,900	$515,510
Mortgage investments collateral, at fair value	538,117	553,220
Net amount (1)	38,217	37,710
Weighted-average rate	5.48%	4.66%
Weighted-average term to maturity	17.5 days	22.2 days

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Weighted-average outstanding balance during the three months ended	$490,524	$282,725
Weighted-average rate during the three months ended	5.33%	1.07%
Weighted-average outstanding balance during the six months ended	$497,947	$312,544
Weighted-average rate during the six months ended	5.08%	0.66%

Long-Term Unsecured Debt

As of June 30, 2023 and December 31, 2022, the Company had $86,611 and $86,405, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $1,070 and $1,276, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	June 30, 2023			December 31, 2022
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$37,750	$15,000
Annual Interest Rate	6.75%	6.000%	Three Month Term SOFR + 2.51 - 3.26%	6.75%	6.000%	Three Month LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.000%	8.01%	6.75%	6.000%	6.83%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	August 1, 2026	2033 - 2035

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$—	$(3)	$8	$—
TBA commitments	1,857	(353)	5,652	(22)
Total	$1,857	$(356)	$5,660	$(22)

Interest Rate Swaps

The Company’s Secured Overnight Financing Rate (“SOFR”) based interest rate swap agreements represent agreements to make (or receive) annual interest payments based upon a fixed interest rate and receive (or make) annual variable interest payments based upon the daily SOFR over the preceding annual period.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of June 30, 2023:

		Weighted-average:
	Notional Amount	Fixed Receive (Pay) Rate	Variable (Pay) Receive Rate	Net (Pay) Receive Rate	Remaining Life (Years)	Fair Value
Receive-fixed	$60,000	3.58%	(5.06)%	(1.48)%	4.4	$(1)
Pay-fixed	25,000	(4.20)%	5.06%	0.86%	1.6	(2)
Total / weighted-average	$85,000	1.29%	(2.08)%	(0.79)%	3.6	$(3)

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2022:

		Weighted-average:
	Notional Amount	Fixed Receive (Pay) Rate	Variable (Pay) Receive Rate	Net (Pay) Receive Rate	Remaining Life (Years)	Fair Value
Receive-fixed	$60,000	3.58%	(4.30)%	(0.72)%	4.9	$8

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	June 30, 2023
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.0% 30-year MBS sale commitments	$(67,000)	$(59,315)	$(58,944)	$371
4.0% 30-year MBS purchase commitments	40,000	37,875	37,522	(353)
4.0% 30-year MBS sale commitments	(90,000)	(84,818)	(84,424)	394
4.5% 30-year MBS sale commitments	(247,000)	(238,482)	(237,390)	1,092
Total TBA commitments, net	$(364,000)	$(344,740)	$(343,236)	$1,504

	December 31, 2022
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.0% 30-year MBS sale commitments	$(70,000)	$(62,828)	$(61,516)	$1,312
4.0% 30-year MBS sale commitments	(150,000)	(142,255)	(140,830)	1,425
4.5% 30-year MBS sale commitments	(205,000)	(200,365)	(197,472)	2,893
Total TBA commitments, net	$(425,000)	$(405,448)	$(399,818)	$5,630

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest rate derivatives:
Interest rate swaps:
Net interest expense (1)	$(172)	$(282)	$(290)	$(573)
Unrealized (losses) gains, net	(1,114)	3,231	(322)	6,697
Gains realized upon early termination, net	—	288	385	3,449
Total interest rate swap (losses) gains, net	(1,286)	3,237	(227)	9,573
U.S. Treasury note futures, net	—	—	—	(782)
Options on U.S. Treasury note futures, net	—	—	—	(4)
Total interest rate derivative (losses) gains, net	(1,286)	3,237	(227)	8,787
TBA commitments:
TBA dollar roll income (2)	683	280	757	1,103
Other gains (losses) on TBA commitments, net	6,564	(263)	21	(4,969)
Total gains (losses) on TBA commitments, net	7,247	17	778	(3,866)
Total derivative gains, net	$5,961	$3,254	$551	$4,921

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended June 30, 2023
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$85,000	$—	$—	$—	$85,000
TBA commitments, net	389,000	1,205,000	(1,230,000)	—	364,000

	For the Three Months Ended June 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$175,000	$75,000	$—	$(20,000)	$230,000
TBA commitments, net	—	430,000	(275,000)	—	155,000

	For the Six Months Ended June 30, 2023
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$60,000	$50,000	$—	$(25,000)	$85,000
TBA commitments, net	425,000	2,558,000	(2,619,000)	—	364,000

	For the Six Months Ended June 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$150,000	$145,000	$—	$(65,000)	$230,000
10-year U.S. Treasury note futures	25,000	50,000	(50,000)	(25,000)	—
Purchased call options on 10-year U.S. Treasury note futures	25,000	—	(25,000)	—	—
TBA commitments, net	—	755,000	(600,000)	—	155,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	June 30, 2023	December 31, 2022
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$1,643	$1,823
TBA commitments, net	778	—
Total cash collateral posted, net	$2,421	$1,823

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of June 30, 2023
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$1,857	$—	$1,857	$(353)	$—	$1,504
Total derivative instruments	1,857	—	1,857	(353)	—	1,504
Total assets	$1,857	$—	$1,857	$(353)	$—	$1,504
Liabilities:
Derivative instruments:
Interest rate swaps	$3	$—	$3	$—	$(3)	$—
TBA commitments	353	—	353	(353)	—	—
Total derivative instruments	356	—	356	(353)	(3)	—
Repurchase agreements	499,900	—	499,900	(499,900)	—	—
Total liabilities	$500,256	$—	$500,256	$(500,253)	$(3)	$—

	As of December 31, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$5,652	$—	$5,652	$(22)	$—	$5,630
Interest rate swaps	8	—	8	—	—	8
Total derivative instruments	5,660	—	5,660	(22)	—	5,638
Total assets	$5,660	$—	$5,660	$(22)	$—	$5,638
Liabilities:
Derivative instruments:
TBA commitments	$22	$—	$22	$(22)	$—	$—
Total derivative instruments	22	—	22	(22)	—	—
Repurchase agreements	515,510	—	515,510	(515,510)	—	—
Total liabilities	$515,532	$—	$515,532	$(515,532)	$—	$—

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

To measure the fair value of the Company’s non-agency MBS investment secured by a pool of business purpose residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business purpose residential mortgage loans that serve as collateral, including loan-level probabilities of default and loss-given-default. As of June 30, 2023 and December 31, 2022, the remaining population of business purpose residential mortgage loans serving as collateral to the Company's non-agency MBS investment represented less than 5% of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business purpose residential mortgage loans as of dates indicated:

	June 30, 2023	December 31, 2022
Probability of default	60.7%	27.8%
Loss-given-default	39.7%	18.3%

Inputs to fair value measurements of the Company’s investments in ABS collateralized by residential solar panel loans includes either quoted prices obtained from dealers or an internally derived discounted future cash flow measurement.

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy. To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate. The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of June 30, 2023, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 10.8%, respectively. As of December 31, 2022, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 10.0%, respectively.

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

As of June 30, 2023 and December 31, 2022, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of business purpose residential mortgage loans based upon the fair value of the mortgage loans of the VIE. As of December 31, 2022, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained. The business purpose residential mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy. To measure the fair value of the business purpose residential mortgage loans of the consolidated VIE as of June 30, 2023 and December 31, 2022, the Company used significant judgment to develop assumptions about the future performance of each business purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default. As of June 30, 2023 and December 31, 2022, the remaining population of business purpose residential mortgage loans represented less than 5% of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the business purpose residential mortgage loans of the Company’s consolidated VIE as of the periods indicated:

	June 30, 2023	December 31, 2022
Probability of default	71.7%	44.1%
Loss-given-default	23.2%	11.3%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of the periods indicated:

	June 30, 2023	December 31, 2022
Discount rate	9.0%	8.5%
Annualized prepayment rate	6.3%	7.0%
Annual per-loan cost of servicing (current loans)	$60.00	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return. Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty. The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs. As of June 30, 2023 and December 31, 2022, the present value of expected future incentive fee payments reflected in fair value of the Company’s MSR financing receivables was $0 and $12,568, respectively. During the three month period ended June 30, 2023, the Company's mortgage servicing counterparty agreed to accept an early payment of $9,650 in full satisfaction of the Company's remaining incentive fee payment obligations for the three-year performance periods ending December 31, 2023 and April 1, 2024. Cumulatively, the Company paid $10,794 in incentive fee payments to the Company's mortgage servicing counterparty, all of which were paid during the six months ended June 30, 2023.

Derivative instruments

Exchange-traded derivative instruments – Exchange-traded derivative instruments, which include U.S. Treasury note futures, Eurodollar futures, interest rate swap futures, and options on futures, are classified within Level 1 of the fair value hierarchy as they are measured using quoted prices for identical instruments in liquid markets.

Interest rate swaps – Interest rate swaps are classified within Level 2 of the fair value hierarchy. The fair values of the Company’s centrally cleared interest rate swaps are measured using the daily valuations reported by the clearinghouse through which the instrument was cleared. In performing its end-of-day valuations, the clearinghouse constructs forward interest rate curves (for example, SOFR forward rates) from its specific observations of that day’s trading activity. The clearinghouse uses the applicable forward interest rate curve to develop a market-based forecast of future remaining contractually required cash flows for each interest rate swap. Each market-based cash flow forecast is then discounted using the SOFR curve (sourced from the Federal Reserve Bank of New York) to determine a net present value amount which represents the instrument’s fair value.

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

Other

Long-term unsecured debt - As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s long-term unsecured debt was $86,611 and $86,405, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $80,056 and $79,900 as of June 30, 2023 and December 31, 2022, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of June 30, 2023 and December 31, 2022, the Company had investments in equity securities of publicly-traded companies at fair value of $186 and $234, respectively, which is included in the line item “other assets” in the accompanying consolidated balance sheets. Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of June 30, 2023 and December 31, 2022, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $2,860 and $2,964, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of June 30, 2023, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 100 percent, 20 percent, and 17 percent, respectively. As of December 31, 2022, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 97 percent, 15 percent, and 16 percent, respectively.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$467,503	$—	$467,503	$—
MSR financing receivables	195,893	—	—	195,893
Loans	25,992	—	—	25,992
Credit securities	102,203	—	99,657	2,546
Mortgage loans of consolidated VIEs	910	—	—	910
Derivative assets	1,857	—	1,857	—
Other assets	3,046	186	—	2,860
Financial liabilities:
Secured debt of consolidated VIEs	113	—	—	113
Derivative liabilities	356	—	356	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$443,540	$—	$443,540	$—
MSR financing receivables	180,365	—	—	180,365
Loans	29,264	—	—	29,264
Credit securities	104,437	—	98,933	5,504
Mortgage loans of consolidated VIE	193,957	—	—	193,957
Derivative assets	5,660	—	5,660	—
Other assets	3,198	234	—	2,964
Financial liabilities:
Secured debt of consolidated VIE	169,345	—	159,464	9,881
Derivative liabilities	22	—	22	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$218,830	$463,318	$412,054	$195,767
Net gains (loss) included in "Investment and derivative gain (loss), net"	8,536	(13,599)	4,240	1,616
Additions from consolidation of VIEs	—	—	—	276,594
Transfers to real estate owned by consolidated VIE	—	(199)	(659)	(199)
Purchases	10,126	18,032	16,201	21,219
Sales	—	(12,406)	—	(12,406)
Payments, net	(14,071)	(64,763)	(26,907)	(95,381)
Subtractions from deconsolidation of VIEs	—	—	(185,820)	—
Accretion of discount, net	4,780	3,118	9,092	6,291
Ending balance	$228,201	$393,501	$228,201	$393,501
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$8,536	$(13,037)	$4,927	$2,647

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$160	$13,615	$9,881	$508
Net (gain) loss included in "Investment and derivative gain (loss), net"	(20)	(1,081)	33	(1,332)
Additions from consolidation of VIEs	—	—	—	14,278
Payments, net	(27)	(936)	(304)	(1,796)
Subtractions from deconsolidation of VIEs	—	—	(9,481)	—
Amortization of premium, net	—	(77)	(16)	(137)
Ending balance	$113	$11,521	$113	$11,521
Net unrealized (gains) losses included in earnings for the period for Level 3 liabilities still held at the reporting date	$(20)	$(1,081)	$(19)	$(1,332)

Note 13. Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code commencing upon filing its tax return for its taxable year ended December 31, 2019. As a REIT, the Company is required to distribute annually 90% of its REIT taxable income. So long as the Company continues to qualify as a REIT, it will generally not be subject to U.S. federal or state corporate income taxes on its taxable income to the extent that it distributes all of its annual taxable income to its shareholders on a timely basis. At present, it is the Company’s intention to distribute 100% of its taxable income, although the Company will not be required to do so. The Company intends to make distributions of its REIT taxable income within the time limits prescribed by the Internal Revenue Code.

As of June 30, 2023, the Company had estimated federal net operating loss (“NOL”) carryforwards of $164,101 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,588 expire in 2028 and NOL carryforwards totaling $149,513 have no expiration period. For the NOL carryforwards that have no expiration period, the Company is limited to utilizing NOL carryforwards to 80% of the taxable income in any one year. As of June 30, 2023, the Company had estimated federal net capital loss (“NCL”) carryforwards of $136,225 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $105,155 in 2023, $14,187 in 2026 and $16,883 in 2027. The Company’s estimated NOL and NCL carryforwards as of June 30, 2023 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

The Company and subsidiaries have made joint elections to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business, subject to certain exceptions. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three months ended June 30, 2023 and 2022, the Company recognized a provision for income taxes of $1,387 and $802, respectively, on the pre-tax net income of its TRSs. For the six months ended June 30, 2023 and 2022, the Company recognized a provision for income taxes of $1,496 and $3,089, respectively, on the pre-tax income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of June 30, 2023 and December 31, 2022, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2023	2022	2023	2022
Basic weighted-average common shares outstanding	28,081	28,766	28,043	29,296
Performance share units, unvested restricted stock units, and unvested restricted stock	628	—	551	—
Diluted weighted-average common shares outstanding	28,709	28,766	28,594	29,296
Net income (loss) available (attributable) to common stock	$4,208	$(400)	$1,330	$(3,843)
Basic earnings (loss) per common share	$0.15	$(0.01)	$0.05	$(0.13)
Diluted earnings (loss) per common share	$0.15	$(0.01)	$0.05	$(0.13)

The diluted loss per share for the three and six months ended June 30, 2022 did not include the antidilutive effect of 534,170 and 508,274 shares of unvested shares of restricted stock, restricted stock units, and performance share units, respectively.

Note 15. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of June 30, 2023 and December 31, 2022, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

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

During the three and six months ended June 30, 2023 and the year ended December 31, 2022, there were no issuances of common stock under the common equity distribution agreements.

As of June 30, 2023, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

There were no shares of Class A common stock repurchased by the Company during the three and six months ended June 30, 2023. During the year ended December 31, 2022, the Company repurchased 2,794,574 shares of Class A common stock for a total purchase price of $9,316. As of June 30, 2023, there remain available for repurchase 10,195,704 shares of Class A common stock under the Repurchase Program.

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

The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by the Company. Holders of Series C Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive a cumulative cash dividend (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum of the $25.00 per share liquidation preference. As of June 30, 2023, references to LIBOR were replaced by CME Term SOFR plus the applicable statutory spread adjustment. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve the Company’s qualification as a REIT. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. The Company has declared and paid all required quarterly dividends on the Company’s Series C Preferred Stock to date in 2023.

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

There were no issuances of Series B Preferred Stock during the three and six months ended June 30, 2023. During the year ended December 31, 2022, the Company issued 6,058 shares of Series B Preferred Stock at a weighted average public offering price of $24.87 per share for proceeds net of selling commissions and expenses of $149 under the Series B preferred equity distribution agreement. As of June 30, 2023, the Company had 1,602,566 shares of Series B Preferred Stock available for sale under the preferred equity distribution agreement.

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

Under the 2021 Plan, a maximum number of 5,256,076 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2021 Plan, were authorized for issuance and may be issued to employees, directors, consultants, advisors and independent contractors who provide bona fide services to the Company and its affiliates. If an award under the 2021 Plan or Prior Plans is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award, those shares will be available for future grants under the 2021 Plan. In addition, shares delivered or withheld for tax obligations arising from an award, other than a stock option or stock appreciation right (“SAR”), will be available for future grants under the 2021 Plan. As of June 30, 2023, 4,265,184 shares remained available for issuance under the 2021 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for the settlement of outstanding performance-based stock awards and dividend equivalents for such awards. If these outstanding performance-based stock awards are earned at “target” level performance, an additional 1,625,783 shares would be issued resulting in 2,639,401 shares remaining available for issuance under the 2021 Plan as of June 30, 2023.

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

The Compensation Committee of the Board of Directors of the Company approved the following Performance-based Stock Award grants for the periods indicated:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Absolute TSR Awards granted	—	174,581
Absolute TSR Award grant date fair value per share	$—	$6.03
Relative TSR Awards granted	—	87,291
Relative TSR Award grant date fair value per share	$—	$5.83
Book Value Awards granted	—	103,000
Book Value Award grant date fair value per share	$—	$3.37
Stock Price Awards granted	—	1,225,490
Stock Price Award grant date fair value per share	$—	$1.72

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

	Absolute TSR Awards Granted in:		Relative TSR Awards Granted in:		Stock Price Awards Granted in:
	2023	2022	2023	2022	2023	2022
Closing stock price on date of grant	$—	$3.58	$—	$3.58	$—	$3.06
Beginning average stock price on date of grant (1)	$—	$3.60	$—	$3.60	$—	N/A
Expected volatility (2)	—	69.20%	—	69.20%	—	51.17%
Dividend yield (3)	—	0.00%	—	0.00%	—	0.00%
Risk-free rate (4)	—	1.01%	—	1.01%	—	2.97%
Discount for illiquidity (5)	—	0.00%	—	0.00%	—	8.42%

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

For Absolute TSR Awards and Relative TSR Awards granted, the Compensation Committee established a three-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of the Absolute TSR Awards and Relative TSR Awards granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Absolute TSR Awards and Relative TSR Awards are earned. Upon settlement, vested Absolute TSR Awards and Relative TSR Awards are converted into shares of the Company’s Class A common stock on a one-for-one basis. As of June 30, 2023, there are a total 400,293 Absolute TSR Awards and Relative TSR Awards outstanding.

For Book Value Awards granted during the year ended December 31, 2022, the Compensation Committee established a one-year performance period that ended on December 31, 2022. The actual number of shares of Class A common stock that could be issued to each participant at the end of the performance period varied between 0% and 100% of the number of Book Value Awards granted, depending on performance results. Based on the actual performance measurements, 41,410 shares of the 103,000 Book Value Awards granted were earned and were converted into an equal number of shares of restricted stock in February 2023 that will vest on the third anniversary of the original Book Value Award grant date subject to continued employment under the terms of the award agreements. As of June 30, 2023, there are no remaining outstanding Book Value Awards.

For Stock Price Awards granted, the Compensation Committee established a three-year performance period. If the market price of the Company's common stock is equal to or greater than a stock price performance goal for 45 consecutive trading days at any time during the performance period, between 75% to 300% of the number of Stock Price Awards are earned and become restricted stock units that will vest ratably over a three-year period beginning on the third anniversary of the date of grant subject to continued employment under the terms of the award agreements. If the minimum threshold level of stock price performance goals are never achieved, no awards are earned. As of June 30, 2023, the market price of the Company's common stock had not met any of the price performance goals for 45 consecutive trading days. As of June 30, 2023, there are 1,225,490 Stock Price Awards outstanding. Subsequent to June 30, 2023, the market price of the Company's common stock met the performance goal for 75% of the Stock Price Awards to be earned resulting in the issuance of 919,118 shares of restricted stock that will vest ratably on May 9, 2025, May 9, 2026 and May 9, 2027, subject to continued employment under the terms of the award agreements.

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

For the six months ended June 30, 2023 and 2022, the Company recognized $662 and $565, respectively, of compensation expense related to Performance-based Stock Awards. As of June 30, 2023, the Company had 1,625,783 Performance-based Stock Awards outstanding. As disclosed above, the actual number of shares of common stock that could be issued for settlement of the Performance-based Stock Awards can be greater or less than the amount of Performance-based Stock Awards outstanding depending upon the actual results compared to the performance goals. As of June 30, 2023 and December 31, 2022, the Company had unrecognized compensation expense related to Performance-based Stock Awards of $2,674 and $3,314, respectively. The unrecognized compensation expense as of June 30, 2023 is expected to be recognized over a weighted average period of 2.9 years.

During the six months ended June 30, 2023, Relative TSR Awards that had a performance period ending in that period were earned at 60% of target resulting in the issuance of 19,914 shares of Class A common stock at an intrinsic value of $60. Also during the six months ended June 30, 2023, Book Value Awards that had a performance period ending on December 31, 2022 were earned at 40% of target resulting in the issuance of 41,410 shares of restricted stock that will vest on the third anniversary of the original Book Value Award grant date. During the six months ended June 30, 2022, there were no Performance-based Stock Awards that had performance periods ending in that period.

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

The Company grants restricted common shares to employees that either vest ratably over a three-year period or cliff vest at the end of a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2021	759,035	$4.16	1.5
Granted	384,291	3.42	—
Forfeitures	(12,167)	3.57	—
Vestitures	(300,317)	4.44
Share Balance as of December 31, 2022	830,842	3.72	1.2
Granted	137,000	3.01	—
Conversion of Book Value Awards	41,410	3.37	—
Vestitures	(181,125)	4.40	—
Share Balance as of June 30, 2023	828,127	$3.44	1.1

For the six months ended June 30, 2023 and 2022, the Company recognized $587 and $988, respectively, of compensation expense related to restricted stock awards. As of June 30, 2023 and December 31, 2022, the Company had unrecognized compensation expense related to restricted stock awards of $1,087 and $1,262, respectively. The unrecognized compensation expense as of June 30, 2023 is expected to be recognized over a weighted average period of 1.1 years. For the six months ended June 30, 2023 and 2022, the intrinsic value of restricted stock awards that vested were $547 and $0 respectively.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded to non-employee directors vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2021 Plan, 2014 Plan, and certain of the Prior Plans, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under certain Prior Plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The non-employee director RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of June 30, 2023 and December 31, 2022, the Company had 548,272 of non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
RSUs granted	—	132,450
Grant date fair value	$—	$3.02

The grant date fair value of a non-employee director RSU grant is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the six months ended June 30, 2023 and 2022, the Company recognized $167 and $200, respectively, of director fees related to non-employee director RSUs. There were no non-employee director RSUs that were converted into shares of Class A common stock for the six months ended June 30, 2023 and 2022.

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

The discussion of our consolidated financial condition and results of operations below may contain forward-looking statements. These statements, which reflect management’s beliefs and expectations, are subject to risks and uncertainties that may cause actual results to differ materially. For a discussion of the risks and uncertainties that may affect our future results, please see “Cautionary Statement About Forward-Looking Information” in Item 3 of Part I of this Quarterly Report on Form 10-Q and the risk factors included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

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
•
other market developments.

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 3.84% as of June 30, 2023, a 37 basis point increase from the prior quarter end. The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury, inverted further by 50 basis points to 106 basis points as of June 30, 2023. With the increase in the 10-year U.S. Treasury rate, residential mortgage rates increased during the second quarter of 2023 evidenced by the Freddie Mac average primary mortgage rate increasing by 39 basis points to 6.71% as of June 30, 2023. The spread between the current coupon agency MBS and the 10-year swap rate widened by 19 basis points during the second quarter of 2023. The rate of inflation began to decline from its peak reached during 2022 with the Consumer Price Index declining to 3.0% for the twelve-month period ending June 30, 2023.

In order to address persistently high inflation, the U.S. Federal Reserve has continued to take actions with the objective of lowering inflation by significantly raising interest rates. At its scheduled May 2023 meeting, the Federal Open Market Committee (“FOMC”) raised its target range for the federal funds rate by 25 basis points to a target range of 5.00% to 5.25%. At its scheduled June 2023 meeting, the FOMC decided to keep its target range for the federal funds rate unchanged to allow the FOMC time to evaluate the impact of its monetary policy on economic activity and inflation. In addition, the FOMC announced that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

Prepayment speeds in the fixed-rate residential mortgage market increased slightly during the second quarter of 2023 primarily due to increased refinancing activity from the fall in the primary mortgage rate during the fourth quarter of 2022 and first quarter of 2023. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, remained relatively unchanged during the second quarter of 2023. Valuation multiples of MSRs increased slightly during the second quarter of 2023 due in part to the rise in interest rates.

Housing prices declined from the prior year evidenced by Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 0.5% annual decline in May 2023 as more expensive mortgage financing from higher interest rates has impacted the housing market.

The following table presents certain key market data as of the dates indicated:

	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	Change - Second Quarter 2023
30-Year FNMA Fixed Rate MBS (1)
3.0%	$93.11	$86.81	$87.71	$89.59	$87.91	$(1.68)
3.5%	96.17	89.83	90.82	92.80	91.01	(1.79)
4.0%	98.62	92.68	93.77	95.56	93.73	(1.83)
4.5%	100.39	95.18	96.31	97.92	96.05	(1.87)
5.0%	102.07	97.34	98.52	99.69	97.92	(1.77)
Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	129 bps	180 bps	155 bps	158 bps	177 bps	19 bps
30 Year Fixed Mortgage Rate
Freddie Mac Average Primary Mortgage Rate	5.70%	6.70%	6.42%	6.32%	6.71%	39 bps
U.S. Treasury Rates ("UST")
2-year UST	2.95%	4.28%	4.43%	4.03%	4.90%	87 bps
5-year UST	3.04%	4.09%	4.00%	3.57%	4.16%	59 bps
10-year UST	3.01%	3.83%	3.87%	3.47%	3.84%	37 bps
2-year UST to 10-year UST spread	6 bps	-45 bps	-56 bps	-56 bps	-106 bps	-50 bps
Interest Rate Swap Rates
2-year swap	3.28%	4.55%	4.71%	4.36%	5.10%	74 bps
5-year swap	3.08%	4.14%	4.02%	3.63%	4.22%	59 bps
10-year swap	3.09%	3.88%	3.84%	3.46%	3.86%	40 bps
2-year swap to 2-year UST spread	33 bps	27 bps	28 bps	33 bps	20 bps	-13 bps
10-year swap to 10-year UST spread	8 bps	5 bps	-3 bps	-1 bps	2 bps	3 bps
London Interbank Offered Rates ("LIBOR") and Secured Overnight Financing Rate ("SOFR")
1-month LIBOR	1.79%	3.14%	4.39%	4.86%	5.22%	36 bps
3-month LIBOR	2.29%	3.75%	4.77%	5.19%	5.55%	36 bps
SOFR	1.69%	3.04%	4.36%	4.80%	5.14%	34 bps
Twelve Month Percent Change in Consumer Price Index ("CPI")
1-month LIBOR	9.10%	8.20%	6.50%	5.00%	3.00%	-200 bps

(1)
Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Elimination of LIBOR

As of June 30, 2023, our LIBOR-based financial instruments had been converted to a SOFR-based or alternative interests rates.

Portfolio Overview

The following table summarizes our asset and capital allocation of our investment strategies as of June 30, 2023 (dollars in thousands):

	June 30, 2023
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$195,893	$195,893	66%	—
Credit investments (3)	130,347	33,952	11%	2.8
Agency MBS (4)	124,267	68,894	23%	0.8
Total invested capital	$450,507	298,739	100%
Cash and other corporate capital, net		7,884
Total investable capital		$306,623		0.5

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
(3)
Includes our net investment of $2,152 in a VIE with gross assets and liabilities of $2,265 and $113, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Agency MBS assets include the fair value of the agency MBS which underlie the Company's TBA forward purchase and sale commitments. In accordance with GAAP, the Company's TBA forward commitments are reflected on the consolidated balance sheets as derivative assets and liabilities at fair value in the financial statement line items "other assets" and "other liabilities". As of June 30, 2023, the fair value of the underlying agency MBS that underlie the Company's net short position in TBA commitments had a fair value of $(343,236) with a net carrying value of $1,504.

MSR Financing Receivables

As of June 30, 2023, we had $195.9 million of MSR financing receivable investments at fair value. We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty. The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly. The transactions are accounted for as a financing receivable in our consolidated financial statements. The following tables present further information about our MSR financing receivable investments as of June 30, 2023 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$144,480	$51,413	$195,893

(1)
Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$182,751	$—	$3,283	$9,859	$—	$195,893	—

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$12,093,517	3.09%	0.25%	32 months	1.39%	5.57	$168,668
Freddie Mac	985,572	3.71%	0.25%	28 months	1.43%	5.72	14,083
Total/weighted-average	$13,079,089	3.14%	0.25%	32 months	1.40%	5.58	$182,751

(1)
Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Credit Investment Portfolio

The following table presents information about our credit investments as of June 30, 2023 (dollars in thousands):

	Market Price	Fair Value (1)	Financing	Invested Capital (2)	Leverage
AAA rated commercial MBS	$99.66	$99,657	$79,493	$20,355	3.9
Commercial mortgage loan	100.00	25,992	17,247	8,899	1.9
Business purpose residential MBS (3)	61.85	2,935	—	2,935	—
Solar ABS	34.84	1,763	—	1,763	—
Total/weighted-average		$130,347	$96,740	$33,952	2.8

(1)
For non-commercial credit investments in securities, includes contractual accrued interest receivable.
(2)
Invested capital includes investment accrued interest receivable and financing accrued interest payable.
(3)
Includes our net investment of $2,152 in a VIE with gross assets and liabilities of $2,265 and $113, respectively, that is consolidated for GAAP financial reporting purposes.

Our classes of credit investments as of June 30, 2023 are summarized as follows:

Commercial MBS - We hold two AAA rated senior position commercial MBS which are summarized as follows:

•
A senior position commercial MBS with a fair value of $49.7 million and an unpaid principal balance of $50.0 million. The investment has 30.9% in subordinated credit support and is secured primarily by a first lien mortgage loan on a 153 room full-service hotel ("The Mark Hotel") located in New York, New York. The security carries a variable coupon rate of one-month term SOFR plus 2.70%.
•
A senior position commercial MBS with a fair value of $49.9 million and an unpaid principal balance of $50.0 million. The investment has 43.7% in subordinated credit support and is secured primarily by a first lien mortgage loan on a super-regional mall ("The Streets at Southpoint") located in Durham, North Carolina. The security carries a variable coupon rate of one-month term SOFR plus 3.00%.

Commercial mortgage loan - Our commercial mortgage loan investment is a $26.0 million participation in an unrated $76.9 million syndicated mortgage loan secured by a first lien position in 42 midwestern health care facilities. The mortgage loan is guaranteed by the parent operating company. The loan carries a variable note rate of one-month term SOFR plus 5.61% and matures on September 23, 2023.

Business purpose residential MBS - We hold residual interests in two securitized pools of business purpose residential mortgage loans with a combined fair value of $2.9 million. As of June 30, 2023, the underlying collateral pools are comprised of 13 first lien mortgage loans or foreclosed real estate with an unpaid principal balance of $3.5 million. The underlying collateral pools as of June 30, 2023 represented less than 5% of the original collateral pools. We expect substantial realization of the remaining value to occur within the next several quarters.

Solar ABS - We hold a first loss position in a securitized pool of loans for the purchase and installation of solar panels on residential real estate with a fair value of $1.8 million and unpaid principal balance of $5.1 million. As of June 30, 2023, the underlying collateral pool was comprised of 9,388 loans with an unpaid principal balance of $339 million and a delinquency rate of 1.6%.

Agency MBS Investment Portfolio

Our agency MBS investment portfolio consisted of the following as of June 30, 2023 (dollars in thousands):

Fair Value
Agency MBS	$467,503
Net short TBA Position	(343,236)
Total agency MBS investment portfolio	$124,267

Our agency MBS consisted of the following as of June 30, 2023 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.0%	$67,330	$(2,393)	$64,937	$(5,480)	$59,457	$88.31	3.00%	10.3
4.0%	182,192	178	182,370	(11,212)	171,158	93.94	4.00%	9.6
4.5%	246,282	(5,491)	240,791	(3,910)	236,881	96.18	4.50%	9.8
5.5%	7	—	7	—	7	102.00	5.50%	6.0
Total/weighted-average	$495,811	$(7,706)	$488,105	$(20,602)	$467,503	$94.29	4.11%	9.8

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$241,390	$(4,859)	$236,531	$(8,690)	$227,841	$94.39	4.13%	9.7
Freddie Mac	254,421	(2,847)	251,574	(11,912)	239,662	94.20	4.09%	9.9
Total/weighted-average	$495,811	$(7,706)	$488,105	$(20,602)	$467,503	$94.29	4.11%	9.8

The annualized prepayment rate for our agency MBS was 4.58% for the three months ended June 30, 2023. As of June 30, 2023, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 53%, 32% and 15% in specified pools of loans originated in certain geographical areas, high loan-to-value loans and low balance loans, respectively. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.19 of a percentage point as of June 30, 2023.

As of June 30, 2023, our agency MBS investment portfolio also included a net short TBA position. In accordance with GAAP, we account for our TBA positions as derivative instruments. Information about our net short TBA positions as of June 30, 2023 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.0% 30-year MBS sale commitments	$(67,000)	$(59,315)	$(58,944)	$371
4.0% 30-year MBS purchase commitments	40,000	37,875	37,522	(353)
4.0% 30-year MBS sale commitments	(90,000)	(84,818)	(84,424)	394
4.5% 30-year MBS sale commitments	(247,000)	(238,482)	(237,390)	1,092
Total net long (short) agency TBA positions	$(364,000)	$(344,740)	$(343,236)	$1,504

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
•
Board of Director fees;
•
non-recurring expenses related to the sale process of the Company and proposed plan of merger with EFC; and
•
other operating expenses, including information technology expenses, business development costs, public company reporting expenses, proxy solicitation expenses, corporate registration fees, banking fees, fees and commissions on interest rate derivative instruments, local license taxes, office supplies and other miscellaneous expenses.

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

The following table presents the summary financial information for the three and six months ended June 30, 2023 and 2022, respectively (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and other income	$12,716	$8,763	$26,716	$16,169
Rent revenues from single-family residential properties	—	2,137	—	3,201
Interest expense	(8,165)	(4,459)	(16,512)	(7,701)
Single-family residential property operating expenses	—	(1,915)	—	(3,446)
Net operating income	4,551	4,526	10,204	8,223
Investment and derivative gain (loss), net	6,417	370	2,566	(457)
General and administrative expenses	(4,713)	(3,787)	(8,624)	(7,071)
Income before income taxes	6,255	1,109	4,146	695
Income tax provision	1,387	802	1,496	3,089
Net income (loss)	4,868	307	2,650	(2,394)
Dividend on preferred stock	(660)	(707)	(1,320)	(1,449)
Net income (loss) available (attributable) to common stock	$4,208	$(400)	$1,330	$(3,843)
Diluted earnings (loss) per common share	$0.15	$(0.01)	$0.05	$(0.13)
Weighted-average diluted common shares outstanding	28,709	28,766	28,594	29,296

Interest and Other Income

Interest and other income increased $3.9 million, or 44.3%, from $8.8 million for the three months ended June 30, 2022 to $12.7 million for the three months ended June 30, 2023. Interest and other income increased $10.5 million, or 64.8%, from $16.2 million for the six months ended June 30, 2022 to $26.7 million for the six months ended June 30, 2023. The increase from the comparative periods is primarily the result of higher average investment balances in higher yielding agency MBS and credit investments and higher average investment balances in MSR financing receivables.

The components of interest and other income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest & Other Income	Yield	Average Balance	Interest & Other Income	Yield
Agency MBS	$472,813	$5,040	4.26%	$280,167	$2,065	2.95%
Credit investments	132,190	2,802	8.48%	62,869	991	6.31%
Mortgage loans of consolidated VIEs	3,172	56	7.06%	262,098	1,611	2.46%
MSR financing receivables	136,623	4,709	13.79%	104,244	3,983	15.28%
Other		109			113
Total	$744,798	$12,716	6.83%	$709,378	$8,763	4.94%

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest & Other Income	Yield	Average Balance	Interest & Other Income	Yield
Agency MBS	$471,445	$10,016	4.25%	$336,192	$3,557	2.12%
Credit investments	133,517	5,564	8.33%	59,533	1,844	6.19%
Mortgage loans of consolidated VIEs	89,671	1,454	3.24%	226,120	2,965	2.62%
MSR financing receivables	136,319	9,394	13.78%	106,260	7,365	13.86%
Other		288			438
Total	$830,952	$26,716	6.43%	$728,105	$16,169	4.44%

The effects of changes in the composition of our investments in financial assets on interest and other income are summarized below (dollars in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	vs.			vs.
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$1,555	$1,420	$2,975	$5,027	$1,432	$6,459
Credit investments	734	1,077	1,811	1,355	2,365	3,720
Mortgage loans of consolidated VIEs	37	(1,592)	(1,555)	278	(1,789)	(1,511)
MSR financing receivables	(510)	1,236	726	(54)	2,083	2,029
Other	—	(4)	(4)	—	(150)	(150)
Total	$1,816	$2,137	$3,953	$6,606	$3,941	$10,547

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

For the three and six months ended June 30, 2022, we had rental income of $2.1 million and $3.2 million, respectively.

Interest Expense

Interest expense increased $3.7 million, or 82.2%, from $4.5 million for the three months ended June 30, 2022 to $8.2 million for the three months ended June 30, 2023. Interest expense increased $8.8 million, or 114.3%, from $7.7 million for the six months ended June 30, 2022 to $16.5 million for the six months ended June 30, 2023. The increase from the comparative periods is primarily the result of higher interest rates on repurchase agreement financings, partially offset by lower average balances and interest rates on secured debt of consolidated VIEs and the subtraction of long-term debt secured by SFR properties.

The components of interest expense are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Expense	Cost	Average Balance	Interest Expense	Cost
Repurchase agreements	$490,524	$6,604	5.33%	$282,725	$763	1.07%
Long-term debt secured by SFR properties	—	—	—	100,890	718	2.82%
Long-term unsecured debt	86,559	1,561	7.21%	86,148	1,400	6.50%
Secured debt of consolidated VIEs	159	—	0.00%	246,642	1,578	2.56%
Total	$577,242	$8,165	5.61%	$716,405	$4,459	2.48%

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Expense	Cost	Average Balance	Interest Expense	Cost
Repurchase agreements	$497,947	$12,729	5.08%	$312,544	$1,039	0.66%
Long-term debt secured by SFR properties	—	—	—	79,012	1,126	2.83%
Long-term unsecured debt	86,508	3,102	7.17%	86,105	2,770	6.43%
Secured debt of consolidated VIEs	81,719	681	1.67%	210,703	2,766	2.63%
Total	$666,174	$16,512	4.93%	$688,364	$7,701	2.23%

The effects of changes in the composition of our debt obligations on interest expense are summarized below (dollars in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	vs.			vs.
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Rate	Volume	Total Change	Rate	Volume	Total Change
Repurchase agreements	$5,281	$560	$5,841	$11,075	$615	$11,690
Long-term debt secured by SFR properties	—	(718)	(718)	—	(1,126)	(1,126)
Long-term unsecured debt	154	7	161	320	12	332
Secured debt of consolidated VIEs	(1)	(1,577)	(1,578)	(392)	(1,693)	(2,085)
Total	$5,434	$(1,728)	$3,706	$11,003	$(2,192)	$8,811

SFR Properties Operating Expenses

We began to acquire SFR properties pursuant to our SFR property rental investment strategy in September 2021. During the period prior to a lease commencement date as well as subsequently, we incurred property costs such as real estate taxes, insurance, homeowner association fees and depreciation. For the three months ended June 30, 2022, we had property operating expenses of $1.9 million, including $0.6 million of depreciation expense. For the six months ended June 30, 2022, we had property operating expenses of $3.5 million, including $1.3 million of depreciation expense. During the year ended December 31, 2022, we sold all our SFR rental properties in two separate transactions in August 2022 and December 2022.

Investment and Derivative Gain (Loss), Net

As prevailing longer-term interest rates increase (decrease), the fair value of our MSR financing receivables and TBA sale commitments generally increase (decrease). Conversely, the fair value of our investments in fixed-rate agency MBS and TBA purchase commitments generally decreases (increases) in response to increases (decreases) in prevailing interest rates. We may enter into interest rate derivative hedging instruments intended to economically hedge changes attributable to changes in benchmark interest rates to either our agency MBS or MSR financing receivables. While our interest rate derivative hedging instruments are designed to mitigate the sensitivity of the fair value of either our agency MBS or MSR financing receivables to fluctuations in interest rates, they are not generally designed to mitigate the sensitivity of our net book value to spread risk, which is the risk of an increase of the market spread between the market yield on our agency MBS and MSR financing receivables and the benchmark yield on U.S. Treasury securities or interest rate swaps. Accordingly, changes in the spread between the market yields of agency MBS or MSR financing receivables and benchmark interest rates may result in a net gain or loss in the fair value of our investments and interest rate hedging instruments.

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss on agency MBS investments, net	$(8,015)	$(10,591)	$(1,232)	$(36,548)
(Loss) gain on credit investments, net	(69)	(682)	(2,142)	607
Gain on MSR financing receivables, net	8,652	8,452	5,517	31,210
TBA commitments, net:
TBA dollar roll income	683	280	757	1,103
Other gain (loss) from TBA commitments, net	6,564	(263)	21	(4,969)
Total gain (loss) on TBA commitments, net	7,247	17	778	(3,866)
Interest rate derivatives:
Net interest expense on interest rate swaps	(172)	(282)	(290)	(573)
Other (loss) gain from interest rate derivative instruments, net	(1,114)	3,519	63	9,360
Total (loss) gain on interest rate derivatives, net	(1,286)	3,237	(227)	8,787
Other investments, net	(112)	(63)	(128)	(647)
Investment and derivative gain (loss), net	$6,417	$370	$2,566	$(457)

General and Administrative Expenses

General and administrative expenses increased by $0.9 million from $3.8 million for the three months ended June 30, 2022 to $4.7 million for three months ended June 30, 2023. General and administrative expenses increased by $1.5 million from $7.1 million for the six months ended June 30, 2022 to $8.6 million for the six months ended June 30, 2023. The increase in general and administrative expenses in 2023 from the prior comparable periods is primarily due to non-recurring legal and professional service fees related to the sale process of the Company and proposed plan of merger with EFC. During the three and six months ended June 30, 2023, the Company incurred non-recurring general and administrative expenses of $1.8 million and $2.5 million, respectively.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes. As a result, for the three months ended June 30, 2023 and 2022, we recognized a provision for income taxes of $1.4 million and $0.8 million, respectively, on the pre-tax net income of our TRSs. For the six months ended June 30, 2023 and 2022, we recognized a provision for income taxes of $1.5 million and $3.1 million, respectively, on the pre-tax net income of our TRSs. As noted in “Non-GAAP Earnings Available for Distribution” below, our computation of non-GAAP earnings available for distribution includes a provision for income taxes on the earnings available for distribution of our TRSs. TRS earnings available for distribution is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses. In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS earnings available for distribution and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.” Below is a reconciliation of the income tax provision for TRS earnings available for distribution, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax provision for TRS earnings available for distribution	$466	$306	$919	$535
Income tax provision for TRS investment gains, net	921	496	577	2,554
GAAP income tax provision	$1,387	$802	$1,496	$3,089

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
•
Plus stock-based compensation
•
Plus non-recurring general and administrative expenses

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

During the three and six months ended June 30, 2023, we incurred $1.8 million and $2.5 million, respectively, of non-recurring expenses attributable to the sale process of the Company and the entering into the Merger Agreement with EFC.

The following table provides a reconciliation of GAAP net income (loss) available (attributable) to common stock to non-GAAP earnings available for distribution for the periods indicated (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) available (attributable) to common stock	$4,208	$(400)	$1,330	$(3,843)
Add (less):
Investment and derivative (gain) loss, net	(6,417)	(370)	(2,566)	457
Income tax provision for TRS investment gain	921	496	577	2,554
Depreciation of single-family residential properties	—	604	—	1,319
Stock-based compensation expense	659	992	1,416	1,753
Non-recurring corporate transaction expenses (1)	1,757	—	2,473	—
Add back:
TBA dollar roll income	683	280	757	1,103
Interest rate swap net interest expense	(172)	(282)	(290)	(573)
Non-GAAP earnings available for distribution	$1,639	$1,320	$3,697	$2,770
Non-GAAP earnings available for distribution per diluted common share	$0.06	$0.05	$0.13	$0.09
Weighted average diluted common shares outstanding	28,709	29,300	28,594	29,804

(1)
Non-recurring corporate transaction expenses represent non-recurring legal and professional service fees related to the sale process of the Company and proposed plan of merger with EFC.

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

As of June 30, 2023, our debt-to-equity leverage ratio was 2.7 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio. Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital. Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of June 30, 2023, our “at risk” leverage ratio was 0.5 to 1.

As of June 30, 2023, our liquid assets totaled $57.3 million consisting of cash and cash equivalents of $13.2 million and settled unencumbered agency MBS of $44.1 million at fair value.

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

Cash Flows

As of June 30, 2023, our cash totaled $13.3 million, representing a net decrease of $16.9 million from $30.2 million as of December 31, 2022. Cash used in operating activities of $11.0 million during the six months ended June 30, 2023 was attributable primarily to net interest income less our general and administrative expenses. Cash provided by investing activities of $14.5 million during the six months ended June 30, 2023 was primarily generated by sales of agency MBS and credit securities, distributions received on our MSR financing receivables, receipt of principal payments from agency MBS and credit securities and principal receipts on loans and mortgage loans of consolidated VIEs, partially offset by purchases of new agency MBS and MSR financing receivables. Cash used in financing activities of $20.4 million during the six months ended June 30, 2023 was primarily from repayments of repurchase agreements, net repayments of secured debt of consolidated VIEs and dividend payments to preferred stockholders.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

June 30, 2023
Agency MBS repurchase financing:
Repurchase agreements outstanding	$403,160
Agency MBS collateral, at fair value	423,409
Net amount (1)	20,249
Weighted-average rate	5.31%
Weighted-average term to maturity	13.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$79,493
MBS collateral, at fair value	88,716
Net amount (1)	9,223
Weighted-average rate	5.84%
Weighted-average term to maturity	19.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$17,247
Mortgage loans collateral, at fair value	25,992
Net amount (1)	8,745
Weighted-average rate	7.75%
Weighted-average term to maturity	115.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$499,900
Mortgage investments collateral, at fair value	538,117
Net amount (1)	38,217
Weighted-average rate	5.48%
Weighted-average term to maturity	17.5 days
Maximum amount outstanding at any month-end during the period	$522,351

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties. As of June 30, 2023, we had outstanding repurchase agreement balances with eight counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of June 30, 2023, no more than 4.2% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 14.7% of our stockholders’ equity.

Long-Term Unsecured Debt

As of June 30, 2023, we had $86.6 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.1 million. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of June 30, 2023 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our 6.00% Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of June 30, 2023 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of June 30, 2023 accrue and require the payment of interest quarterly at three-month term SOFR plus 2.51% to 3.26% and mature between 2033 and 2035. Our Senior Notes due 2025 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest. Our Senior Notes due 2026 may be redeemed in whole or in part at any time and from time to time at our option on or after August 1, 2023 at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

As of June 30, 2023, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the FCM (dollars in thousands):

	June 30, 2023
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$85,000	$1,643

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

TBA Dollar Roll Transactions

TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments. In a TBA dollar roll transaction, we do not intend to take physical delivery of the underlying agency MBS and will generally enter into an offsetting position and net settle the paired-off positions in cash. However, under certain market conditions, it may be uneconomical for us to roll our TBA positions into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA position, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. If we were required to make physical delivery to settle a short TBA position, we could be required to delivery agency MBS from our balance that has a value in excess of the short TBA position which would result in us incurring a loss.

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024. As of June 30, 2023, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, we can request the mortgage servicing counterparty utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us. As of June 30, 2023, our mortgage servicing counterparty has a $100 million credit facility that is secured by its MSRs including MSRs to which our MSR financing receivables are referenced. As of June 30, 2023, our mortgage servicing counterparty had drawn $58.1 million and had $41.9 million of availability under its credit facility. As of June 30, 2023, we had the ability to utilize approximately 67% of our mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value pledged. Under our mortgage servicing counterparty’s credit facility, if the fair value of our pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables. Draws under the facility bear interest at term SOFR plus 2.90% with a SOFR floor of 1.60% and a maturity date of April 29, 2024 with two one-year borrower extension options.

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

As of June 30, 2023, our mortgage servicing counterparty has drawn $58.1 million of financing under its credit facility, including $0 million attributable to us, collateralized by an estimated $346.8 million of MSRs, including $0 million attributable to us, and $6.2 million of servicer advances, including $0 million attributable to us.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock. Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. As of June 30, 2023, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of June 30, 2023, we had Series B Preferred Stock outstanding with a liquidation preference of $9.5 million. The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of June 30, 2023, we had Series C Preferred Stock outstanding with a liquidation preference of $23.9 million. The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.” The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. As of June 30, 2023, references to LIBOR were replaced by CME Term SOFR plus the applicable statutory spread adjustment. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

As of June 30, 2023, we had 1,602,566 shares of Series B Preferred Stock available for sale under the Series B preferred equity distribution agreement.

REIT Distribution Requirements

We have elected to be taxed as a REIT under the Internal Revenue Code. As a REIT, we are required to distribute annually 90% of our REIT taxable income (subject to certain adjustments) to our shareholders. So long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate income taxes on our taxable income that we distribute to our shareholders on a timely basis. At present, it is our intention to distribute 100% of our taxable income, although we will not be required to do so. We intend to make distributions of our taxable income within the time limits prescribed by the Internal Revenue Code.

As of June 30, 2023, we had estimated NOL carryforwards of $164.1 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of June 30, 2023, we also had estimated NCL carryforwards of $136.2 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of June 30, 2023 and December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a material current or future effect on our financial condition. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of June 30, 2023 and December 31, 2022, we had consolidated for financial reporting purposes one and two, respectively, securitization trusts for which we determined that our investments provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We were not required to consolidate for financial reporting purposes any other VIEs as of June 30, 2023 and December 31, 2022, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. For further information about our consolidated VIEs, refer to "Note 8. Consolidation of Variable Interest Entities" under Item 1 of this Quarterly Report on Form 10-Q.

As of June 30, 2023 and December 31, 2022, we had not guaranteed any obligations of unconsolidated entities. As of June 30, 2023 and December 31, 2022, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2023
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$467,503	$455,850	$478,102
TBA commitments	1,504	10,160	(5,754)
MSR financing receivables	195,893	199,068	191,882
Interest rate swaps	(3)	(1,047)	1,041
Equity available to common stock (1)	186,592	185,726	186,966
Equity available to common stock percent change		(0.46)%	0.20%

	June 30, 2023
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$467,503	$443,223	$487,332
TBA commitments	1,504	19,535	(12,218)
MSR financing receivables	195,893	202,583	188,030
Interest rate swaps	(3)	(2,091)	2,085
Equity available to common stock (1)	186,592	184,945	186,924
Equity available to common stock percent change		(0.88)%	0.18%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.6 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of June 30, 2023.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	June 30, 2023
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$467,503	$464,854	$470,152
TBA commitments	1,504	3,429	(421)
Equity available to common stock (1)	186,592	185,868	187,316
Equity available to common stock percent change		(0.39)%	0.39%

	June 30, 2023
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$467,503	$460,881	$474,125
TBA commitments	1,504	6,316	(3,308)
Equity available to common stock (1)	186,592	184,781	188,403
Equity available to common stock percent change		(0.97)%	0.97%

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
•
risks associated with our ability to consummate the proposed plan of merger with EFC on the proposed terms or on the anticipated timeline, or at all, including, among other things, our ability to obtain necessary shareholder approval, the satisfaction or waiver of other conditions to closing the Merger, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger, risks related to diverting the attention of our management from ongoing business operations; failure to realize the expected benefits of the Merger; significant transaction costs and/or unknown or inestimable liabilities; the risk of shareholder litigation in connection with the proposed Merger;
•
the effect of the elimination of the London Interbank Offered Rate (“LIBOR”) and transition to the Secured Overnight Financing Rate (“SOFR”) or alternative reference rates;
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except the additional risks as described below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. The materialization of any risks and uncertainties identified in our Cautionary Statement About Forward-Looking Information contained in this report together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Cautionary Statement About Forward-Looking Information” in Part I, Item 3 of this report or our Annual Report on Form 10-K for the year ended December 31, 2022.

The exchange ratio will not be adjusted in the event of any change in the stock prices of either the Company or EFC.

Upon the consummation of the Merger, each of our outstanding shares of Class A common stock will be converted into the right to receive 0.3619 shares of EFC common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of was fixed in the Merger Agreement and, except for certain adjustments if certain asset performance provision has not been made, will not be adjusted for changes in the market prices of either shares of our common stock or shares of EFC common stock. Changes in the market price of shares of EFC common stock prior to the closing of the Merger will affect the market value of the merger consideration that our shareholders will receive upon closing of the Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of us and EFC), including the following factors:

•
market reaction to the announcement of the Merger and the prospects of the combined company;
•
changes in the respective businesses, operations, assets, liabilities and prospects of either company;
•
changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;
•
market assessments of the likelihood that the Mergers will close;
•
interest rates, general market and economic conditions and other factors generally affecting the market prices of our common stock and EFC common stock;
•
federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and EFC operate; and
•
other factors beyond our control and that of EFC, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of shares of EFC common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of our special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

If the market price of shares of EFC common stock increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Merger, our shareholders could receive shares of EFC common stock that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively. Conversely, if the market price of shares of EFC common stock declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Merger, our shareholders could receive shares of EFC common stock that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively.

Therefore, while the number of shares of EFC common stock to be issued per share of our common stock is fixed, our shareholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Merger.

Completion of the Merger is subject to many closing conditions and if these conditions are not satisfied or waived, the Merger will not be completed, which could result in the requirement that we pay certain termination fees.

The consummation of the Merger is subject to certain conditions, including the receipt of the approval by our shareholders of the Merger and other customary conditions specified in the Merger Agreement.

There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed. Failure to consummate the Merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we have incurred and will incur certain transaction costs, regardless of whether the proposed Merger close, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders; and (ii) the proposed Merger, whether or not they close, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or EFC may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by December 29, 2023, and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay EFC a termination fee of $5 million. If the Merger is not consummated, the price of our common stock might decline.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which the Company is a party.

The completion of the Merger may trigger change in control or other provisions in certain agreements to which the Company is a party. If EFC and the Company are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if EFC and the Company are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the Company once the Merger is consummated.

Failure to complete the Merger could negatively impact the price of our common stock, future business and financial results.

If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•
the market price of our common stock could decline;
•
being required, under certain circumstances, to pay to EFC a termination fee of $5 million;
•
if the Merger Agreement is terminated and our board of directors seeks another business combination, we may not be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms EFC has agreed to in the Merger Agreement;
•
we may experience negative reactions from the financial markets or our customers, vendors or employees;
•
having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•
diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.

If the Merger is not completed, these risks could materially affect our business, financial results and stock price.

The pendency of the Merger could adversely affect our business and operations.

Prior to the effective time of the Merger, some of our customers, prospective customers or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger are completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, due to operating restrictions in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the Merger.

Pursuant to the Merger Agreement, we have agreed not to (a) initiate, solicit or knowingly encourage or facilitate any inquiries, proposals or offers for, or that could reasonably be expected to lead to an alternative transaction, (b) enter into or engage in, continue or otherwise participate in any discussions or negotiations in connection with any proposal for an alternative transaction from a third party, (c) furnish non-public information to a third party in connection with pr in response to alternative transactions, (d) enter into any binding or nonbinding letter of intent or agreement providing for any such alternative transaction, or (e) withhold, withdraw, modify, qualify or propose publicly to withhold, withdraw, modify or qualify, in any manner adverse to the Company, approval the board recommendation that the shareholders approve the Merger or publicly recommend the approval or adoption of, or publicly approve or adopt any alternative transactions, subject to certain exceptions set forth in the Merger Agreement.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share value than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

If the Merger is not consummated by December 29, 2023, either EFC or the Company may terminate the Merger Agreement.

Either EFC or the Company may terminate the Merger Agreement if the Merger has not been consummated by December 29, 2023. However, this termination right will not be available to a party if that party failed to comply with the Merger Agreement and that failure was the primary cause of, or resulted in, the failure to consummate the Merger on or before December 29, 2023.

An adverse judgment in any litigation challenging either Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

It is possible that the Company’s shareholders or EFC’s stockholders t may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name the Company, EFC, the Company’s Board and/or the board of directors of EFC as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the applicable parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of the Company’s business and/or EFC’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title

2.01

Agreement and Plan of Merger, dated as of May 29, 2023, by and among Ellington Financial Inc., EF Merger Sub Inc., Arlington Asset Investment Corp. and, solely for the limited purposes set forth therein, Ellington Financial Management LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 31, 2023).

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

4.15	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

4.16	Second Amendment to Shareholder Rights Agreement, dated as of April 11, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

*** Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 and 2022 and for the Three Months Ended June 30, 2023 and 2022; and (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 14, 2023