Form 10-Q
period 2023-09-30
Arlington Asset Investment Corp.
filed 2023-11-14
CIK 1209028

``` 11111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2023:

Title	Outstanding
Class A Common Stock	28,322,726 shares

ARLINGTON ASSET INVESTMENT CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents (includes $49 and $296, respectively, from consolidated VIEs)	$8,900	$28,021
Restricted cash of consolidated VIEs	3	2,191
Agency mortgage-backed securities, at fair value	520,851	443,540
MSR financing receivables, at fair value	191,800	180,365
Credit securities, at fair value	101,546	104,437
Mortgage loans, at fair value	25,216	29,264
Mortgage loans of consolidated VIEs, at fair value	237	193,957
Deposits	1,624	1,823
Other assets (includes $1,528 and $2,067, respectively, from consolidated VIEs)	17,081	18,720
Total assets	$867,258	$1,002,318
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$554,707	$515,510
Secured debt of consolidated VIEs, at fair value	91	169,345
Long-term unsecured debt	86,713	86,405
Other liabilities (includes $-0- and $262, respectively, from consolidated VIEs)	12,396	13,718
Total liabilities	653,907	784,978
Commitments and contingencies
Stockholders’ Equity:
Series B Preferred stock, $0.01 par value, 379,668 shares issued and outstanding (liquidation preference of $9,492)	9,001	9,001
Series C Preferred stock, $0.01 par value, 957,133 shares issued and outstanding (liquidation preference of $23,928)	23,820	23,820
Class A common stock, $0.01 par value, 450,000,000 shares authorized, 28,360,447 and 28,186,827 shares issued and outstanding, respectively	284	282
Additional paid-in capital	2,026,250	2,024,298
Accumulated deficit	(1,846,004)	(1,840,061)
Total stockholders’ equity	213,351	217,340
Total liabilities and stockholders’ equity	$867,258	$1,002,318

	September 30, 2023	December 31, 2022
Assets and liabilities of consolidated VIEs
Cash and restricted cash	$52	$2,487
Mortgage loans, at fair value	237	193,957
Other assets	1,528	2,067
Secured debt, at fair value	(91)	(169,345)
Other liabilities	—	(262)
Net investment in consolidated VIEs	$1,726	$28,904

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income
MSR financing receivables	$5,247	$3,608	$14,641	$10,973
Agency mortgage-backed securities	5,417	3,631	15,433	7,188
Credit securities and loans	2,849	2,736	8,413	4,580
Mortgage loans of consolidated VIEs	—	2,303	1,454	5,268
Other	62	110	350	548
Total interest and other income	13,575	12,388	40,291	28,557
Rent revenues from single-family properties	—	2,103	—	5,304
Interest expense
Repurchase agreements	7,183	2,863	19,912	3,902
Long-term debt secured by single-family properties	—	741	—	1,867
Long-term unsecured debt	1,576	1,456	4,678	4,226
Secured debt of consolidated VIEs	—	912	681	3,678
Total interest expense	8,759	5,972	25,271	13,673
Single-family property operating expenses	—	1,872	—	5,318
Net operating income	4,816	6,647	15,020	14,870
Investment and derivative (loss) gain, net	(7,997)	1,235	(5,431)	778
General and administrative expenses
Compensation and benefits	2,091	2,256	6,383	6,645
Other general and administrative expenses	1,142	1,121	5,474	3,803
Total general and administrative expenses	3,233	3,377	11,857	10,448
(Loss) income before income taxes	(6,414)	4,505	(2,268)	5,200
Income tax provision	199	1,074	1,695	4,163
Net (loss) income	(6,613)	3,431	(3,963)	1,037
Dividend on preferred stock	(660)	(675)	(1,980)	(2,124)
Net (loss) income (attributable) available to common stock	$(7,273)	$2,756	$(5,943)	$(1,087)
Basic (loss) earnings per common share	$(0.26)	$0.10	$(0.21)	$(0.04)
Diluted (loss) earnings per common share	$(0.26)	$0.10	$(0.21)	$(0.04)
Weighted-average common shares outstanding (in thousands)
Basic	28,081	28,338	28,055	28,973
Diluted	28,081	28,913	28,055	28,973

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Dollars in thousands)

(Unaudited)

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2021	373,610	$8,852	1,117,034	$27,356	30,676,931	$307	$2,030,315	$(1,842,703)	$224,127
Net loss	—	—	—	—	—	—	—	(2,701)	(2,701)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	404,746	4	(4)	—	—
Forfeiture of Class A common stock under stock-based compensation plans	—	—	—	—	(12,167)	—	—	—	—
Repurchase of Class A common stock	—	—	—	—	(1,009,566)	(10)	(3,487)	—	(3,497)
Issuance of preferred stock	6,058	149	—	—	—	—	—	—	149
Stock-based compensation	—	—	—	—	—	—	761	—	761
Dividends declared	—	—	—	—	—	—	—	(742)	(742)
Balances, March 31, 2022	379,668	$9,001	1,117,034	$27,356	30,059,944	$301	$2,027,585	$(1,846,146)	$218,097
Net income	—	—	—	—	—	—	—	307	307
Repurchase of Class A common stock	—	—	—	—	(947,570)	(10)	(3,232)	—	(3,242)
Repurchase of preferred stock	—	—	(72,363)	(1,749)	—	—	—	—	(1,749)
Stock-based compensation	—	—	—	—	—	—	992	—	992
Dividends declared	—	—	—	—	—	—	—	(707)	(707)
Balances, June 30, 2022	379,668	$9,001	1,044,671	$25,607	29,112,374	$291	$2,025,345	$(1,846,546)	$213,698
Net income	—	—	—	—	—	—	—	3,431	3,431
Repurchase of Class A common stock	—	—	—	—	(472,357)	(5)	(1,488)	—	(1,493)
Repurchase of preferred stock	—	—	(79,848)	(1,640)	—	—	—	—	(1,640)
Repurchase of Class A common stock under stock-based compensation plans	—	—	—	—	(11,058)	—	(30)	—	(30)
Stock-based compensation	—	—	—	—	—	—	919	—	919
Dividends declared	—	—	—	—	—	—	—	(675)	(675)
Balances, September 30, 2022	379,668	$9,001	964,823	$23,967	28,628,959	$286	$2,024,746	$(1,843,790)	$214,210

	Series B Preferred Stock (#)	Series B Preferred Amount ($)	Series C Preferred Stock (#)	Series C Preferred Amount ($)	Class A Common Stock (#)	Class A Amount ($)	Additional Paid-In Capital	Accumulated Deficit	Total
Balances, December 31, 2022	379,668	$9,001	957,133	$23,820	28,186,827	$282	$2,024,298	$(1,840,061)	$217,340
Net loss	—	—	—	—	—	—	—	(2,218)	(2,218)
Issuance of Class A common stock under stock-based compensation plans	—	—	—	—	198,324	2	(2)	—	—
Repurchase of Class A common stock under stock-based compensations plans	—	—	—	—	(24,704)	—	(74)	—	(74)
Stock-based compensation	—	—	—	—	—	—	757	—	757
Dividends declared	—	—	—	—	—	—	—	(660)	(660)
Balances, March 31, 2023	379,668	$9,001	957,133	$23,820	28,360,447	$284	$2,024,979	$(1,842,939)	$215,145
Net income	—	—	—	—	—	—	—	4,868	4,868
Stock-based compensation	—	—	—	—	—	—	659	—	659
Dividends declared	—	—	—	—	—	—	—	(660)	(660)
Balances, June 30, 2023	379,668	$9,001	957,133	$23,820	28,360,447	$284	$2,025,638	$(1,838,731)	$220,012
Net income	—	—	—	—	—	—	—	(6,613)	(6,613)
Stock-based compensation	—	—	—	—	—	—	612	—	612
Dividends declared	—	—	—	—	—	—	—	(660)	(660)
Balances, September 30, 2023	379,668	$9,001	957,133	$23,820	28,360,447	$284	$2,026,250	$(1,846,004)	$213,351

See notes to consolidated financial statements.

ARLINGTON ASSET INVESTMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(3,963)	$1,037
Adjustments to reconcile net (loss) income to net cash used in operating activities
Investment and derivative loss (gain), net	5,431	(778)
Net discount accretion	(14,721)	(7,607)
Other	2,279	4,959
Changes in operating assets
Interest receivable	(560)	(299)
Other assets	(48)	(1,575)
Changes in operating liabilities
Interest payable and other liabilities	(63)	2,641
Accrued compensation and benefits	(1,594)	(739)
Net cash used in operating activities	(13,239)	(2,361)
Cash flows from investing activities:
Purchases of agency mortgage-backed securities	(150,655)	(582,111)
Purchases of credit securities	—	(128,779)
Purchases of MSR financing receivables	(16,201)	(61,693)
Purchases of single-family residential real estate	—	(134,391)
Proceeds from sales of agency mortgage-backed securities	26,016	654,294
Proceeds from sales of credit securities	22,578	10,395
(Payments) proceeds from sales of single-family residential real estate	(120)	128,784
Receipt of principal payments on agency mortgage-backed securities	23,049	27,807
Receipt of principal payments on credit securities	3,048	6,223
Receipt of principal payments on loans	8,556	321
Receipt of principal payments on mortgage loans of consolidated VIE	5,710	34,267
Receipt of distributions on MSR financing receivables	23,384	68,601
Restricted cash balance of VIE upon consolidation	—	9,637
Restricted cash balance of VIE upon deconsolidation	(2,719)	—
Proceeds from derivatives and deposits, net	14,597	8,559
Other	335	6,233
Net cash (used in) provided by investing activities	(42,422)	48,147
Cash flows from financing activities:
Proceeds from (repayments of) repurchase agreements, net	39,197	(16,714)
Repayments of secured debt of consolidated VIE	(3,526)	(38,496)
Repurchase of common stock	—	(8,232)
Repurchase of preferred stock	—	(3,389)
Proceeds from issuance of preferred stock	—	149
Proceeds from long-term debt secured by single-family properties	—	99,371
Repayments of long-term debt secured by single-family properties	—	(81,790)
Dividends paid	(1,319)	(2,124)
Net cash provided by (used in) financing activities	34,352	(51,225)
Net decrease in cash, cash equivalents and restricted cash	(21,309)	(5,439)
Cash, cash equivalents and restricted cash, beginning of period	30,212	21,786
Cash, cash equivalents and restricted cash, end of period	$8,903	$16,347
Supplemental cash flow information:
Cash payments for interest	$24,614	$12,134
Cash payments for income taxes	$69	$1,641
Non-cash investing activity:
Assets of VIE upon consolidation	$—	$287,282
Assets of VIE upon deconsolidation	$(189,360)	$—
Non-cash financing activity:
Liabilities of VIE upon consolidation	$—	$266,697
Liabilities of VIE upon deconsolidation	$(166,783)	$—

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

Immediately following the Merger, the surviving corporation of the Merger will be contributed to Ellington Financial Operating Partnership LLC, EFC’s operating partnership subsidiary (the “EFC Operating Partnership”), in exchange for limited liability company interests in the EFC Operating Partnership. As a result of the contribution, the surviving corporation of the Merger will become a wholly owned subsidiary of the EFC Operating Partnership. The consummation of the Merger is subject to standard closing conditions, including approval by the Company’s common shareholders. The Company will hold a special meeting of its shareholders on December 12, 2023 to consider and vote on the proposed Merger. If approved by the Company's shareholders, the proposed Merger is expected to close on or about December 14, 2023, or two business days following the satisfaction of all of the conditions and in accordance with the terms of the Merger Agreement.

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

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents include demand deposits with banks, money market accounts and highly liquid investments with original maturities of three months or less. As of September 30, 2023 and December 31, 2022, approximately 98% and 84%, respectively, of the Company’s cash equivalents were invested in money market funds that invest primarily in U.S. Treasuries and other securities backed by the U.S. government.

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

Note 3. Investments in Agency MBS

The Company has elected to classify its investments in agency MBS as trading securities. Accordingly, the Company’s investments in agency MBS are reported in the accompanying consolidated balance sheets at fair value. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s investments in agency MBS was $520,851 and $443,540, respectively. As of September 30, 2023, all the Company’s investments in agency MBS represent undivided (or “pass-through”) beneficial interests in specified pools of fixed-rate mortgage loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) recognized in earnings for:
Agency MBS still held at period end	$(23,495)	$(24,430)	$(24,482)	$(26,911)
Agency MBS sold during the period	—	1,702	(245)	(32,365)
Total	$(23,495)	$(22,728)	$(24,727)	$(59,276)

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

Note 4. Investments in Credit Securities

The Company has elected to classify its investments in credit securities as trading securities. Accordingly, the Company’s investments in credit securities are reported in the accompanying consolidated balance sheets at fair value. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s investments in credit securities was $101,546 and $104,437, respectively. As of September 30, 2023, the Company’s investments in credit securities primarily consist of non-agency MBS collateralized by commercial mortgage loans or pools of business purpose residential mortgage loans and ABS collateralized by pools of residential solar panel loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) recognized in earnings for:
Credit securities still held at period end	$63	$(1,552)	$(105)	$(2,227)
Credit securities sold during the period	—	—	—	(970)
Total	$63	$(1,552)	$(105)	$(3,197)

Note 5. Loans Held for Investment

As of September 30, 2023 and December 31, 2022, the Company held a position in a syndicated loan secured by a first lien position in healthcare facilities and guaranteed by the operator of the facilities. As of September 30, 2023 and December 31, 2022, the total outstanding principal balance was $75,805 and $86,579, respectively, of which the Company held a pari-passu position of $25,622 and $29,264, respectively. The loan bears interest at a floating rate equal to one-month term SOFR plus 5.61%. The loan had an original maturity date of March 23, 2023. On March 23, 2023, the loan was amended to grant the borrower a three-month extension of the maturity date to June 23, 2023 and to grant the borrower an option for an additional three-month extension of the maturity date to September 22, 2023. On June 23, 2023, the borrower exercised its three-month extension option resulting in an extended maturity date of September 22, 2023. On September 22, 2023, the lenders and borrower entered into a forbearance agreement for a temporary forbearance period through September 29, 2023. On September 29, 2023, the lenders and borrower entered into an additional forbearance agreement for a temporary forbearance period through October 6, 2023. On October 5, 2023, the loan was amended to grant the borrower a three-month extension of the maturity date to March 22, 2024. As a condition of the amendment to extend the maturity date, the borrower was required to make a principal payment. As of the date of the loan agreement amendment, October 5, 2023, the total outstanding principal balance was $65,205 of which the Company held a pari-passu position of $22,039. The loan has monthly principal amortization with the remaining principal balance due at loan maturity and is current on its monthly debt service.

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

The Company has elected to account for its loans held for investment at fair value on a recurring basis with periodic changes in fair value recognized as a component of “investment and derivative gain (loss), net” in the accompanying consolidated statements of comprehensive income. As of September 30, 2023 and December 31, 2022, the Company’s investments were $25,216 and $34,178, respectively, at fair value. The Company recognizes interest income on its loans held for investment based upon the effective interest rate of the loans which is equal to the contractual note rate of each loan.

Note 6. Investments in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly. However, the Company has entered into agreements with a licensed, GSE approved residential mortgage loan servicer that enable the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. Under the terms of the arrangement, for an MSR acquired by the mortgage servicing counterparty (i) the Company purchases the “excess servicing spread” from the mortgage servicer counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds of sale of the MSRs), and (ii) the Company funds the balance of the MSR purchase price to the parent company of the mortgage servicing counterparty and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the excess servicing spread and the costs of servicing (and to distributions of corresponding proceeds of sale of the MSRs), net of fees earned by the mortgage servicing counterparty and its affiliates including an incentive fee equal to a percentage of the total return of the MSR in excess of a hurdle rate of return. During the three month period ended June 30, 2023, the Company's mortgage servicing counterparty agreed to accept an early payment in full satisfaction of the Company's remaining incentive fee payment obligations for the three-year performance periods ending December 31, 2023 and April 1, 2024 (see "Note 12. Fair Value Measurements" for further information). The Company has committed to invest a total minimum of $50,000 in capital with the counterparty with $25,000 of the minimum commitment expiring on December 31, 2023 and $25,000 of the minimum commitment expiring on April 1, 2024. As of September 30, 2023, the Company has fully funded its minimum capital commitment.

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund the counterparty’s advances of payments on the serviced pool of mortgage loans. The mortgage servicing counterparty is required to return to the Company subsequent servicing advances collected from the underlying borrowers. The mortgage servicing counterparty is entitled to reimbursement from the GSEs of any servicing advances that are not subsequently collected from the underlying borrowers. As of September 30, 2023 and December 31, 2022, the Company had provided funds of $3,086 and $6,046, respectively, to its mortgage servicing counterparty related to the counterparty’s servicing advances made pursuant to the MSRs to which the Company’s MSR financing receivables are referenced.

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced to finance the purchase of additional MSRs. As of September 30, 2023 and December 31, 2022, the Company’s counterparty had drawn $0 and $7,863, respectively, of financing secured by the MSRs to which the Company’s MSR financing receivables are referenced.

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

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s investments in MSR financing receivables was $191,800 and $180,365, respectively. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at period beginning	$195,893	$120,260	$180,365	$125,018
Capital investments	—	40,474	16,201	61,693
Capital distributions	(7,800)	(4,049)	(23,384)	(68,601)
Accretion of interest income	5,247	3,608	14,641	10,973
Changes in valuation inputs and assumptions	(1,540)	4,292	3,977	35,502
Balance at period end	$191,800	$164,585	$191,800	$164,585

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

The carrying values of the assets and liabilities of the consolidated VIEs, net of elimination entries, are as follows as of the dates indicated:

	September 30, 2023
	VIE of Business Purpose Residential Mortgage Loans	VIE of Residential Mortgage Loans	Total
Cash of consolidated VIEs	$49	$—	$49
Restricted cash of consolidated VIEs (1)	3	—	3
Mortgage loans of consolidated VIEs, at fair value	237	—	237
Other assets of consolidated VIEs	1,528	—	1,528
Secured debt of consolidated VIEs, at fair value	(91)	—	(91)
Other liabilities of consolidated VIEs	—	—	—
Net investment in consolidated VIEs	$1,726	$—	$1,726

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

The following table presents information about the accrual status of the loans of the Company’s consolidated VIE of business purpose residential mortgage loans as of September 30, 2023:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Less than 90 days past due and in accrual status	$—	$—	$—
90 days or more past due and in non-accrual status	237	237	—
Total mortgage loans of consolidated VIE	$237	$237	$—

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

As of September 30, 2023 and December 31, 2022, the Company had no amount at risk with a single repurchase agreement counterparty or lender greater than 10% of equity. The following table provides information regarding the Company’s outstanding repurchase agreement borrowings as of the dates indicated:

	September 30, 2023	December 31, 2022
Agency MBS repurchase financing:
Repurchase agreements outstanding	$475,109	$406,072
Agency MBS collateral, at fair value	499,324	425,023
Net amount (1)	24,215	18,951
Weighted-average rate	5.48%	4.47%
Weighted-average term to maturity	12.0 days	12.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$79,598	$88,953
MBS collateral, at fair value	88,524	98,933
Net amount (1)	8,926	9,980
Weighted-average rate	6.08%	5.02%
Weighted-average term to maturity	18.0 days	20.0 days
Mortgage loans repurchase financing:
Repurchase agreements outstanding	$—	$20,485
Mortgage loans collateral, at fair value	—	29,264
Net amount (1)	—	8,779
Weighted-average rate		6.84%
Weighted-average term to maturity		235.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$554,707	$515,510
Mortgage investments collateral, at fair value	587,848	553,220
Net amount (1)	33,141	37,710
Weighted-average rate	5.57%	4.66%
Weighted-average term to maturity	12.9 days	22.2 days

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

The following table provides information regarding the Company’s outstanding repurchase agreement borrowings during the three and nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Weighted-average outstanding balance during the three months ended	$504,467	$430,792
Weighted-average rate during the three months ended	5.57%	2.60%
Weighted-average outstanding balance during the nine months ended	$500,120	$351,960
Weighted-average rate during the nine months ended	5.25%	1.46%

Long-Term Unsecured Debt

As of September 30, 2023 and December 31, 2022, the Company had $86,713 and $86,405, respectively, of outstanding long-term unsecured debentures, net of unamortized debt issuance costs of $968 and $1,276, respectively. The Company’s long-term unsecured debentures consisted of the following as of the dates indicated:

	September 30, 2023			December 31, 2022
	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt	Senior Notes Due 2025	Senior Notes Due 2026	Trust Preferred Debt
Outstanding Principal	$34,931	$37,750	$15,000	$34,931	$37,750	$15,000
Annual Interest Rate	6.75%	6.000%	Three Month Term SOFR + 2.51 - 3.26%	6.75%	6.000%	Three Month LIBOR+ 2.25 - 3.00%
Interest Payment Frequency	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly	Quarterly
Weighted-Average Interest Rate	6.75%	6.000%	8.32%	6.75%	6.000%	6.83%
Maturity	March 15, 2025	August 1, 2026	2033 - 2035	March 15, 2025	August 1, 2026	2033 - 2035

The Senior Notes due 2025 and the Senior Notes due 2026 are publicly traded on the New York Stock Exchange under the ticker symbols “AIC” and “AAIN,” respectively. The Senior Notes due 2025, the Senior Notes due 2026 and the Trust Preferred Debt may be redeemed in whole or in part at any time and from time to time at the Company’s option at a redemption price equal to the principal amount plus accrued and unpaid interest. The indenture governing the Senior Notes contains certain covenants, including limitations on the Company’s ability to merge or consolidate with other entities or sell or otherwise dispose of all or substantially all of the Company’s assets.

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

Derivative Instrument Population and Fair Value

The following table presents the fair value of the Company’s derivative instruments as of the dates indicated:

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Interest rate swaps	$82	$(4)	$8	$—
TBA commitments	9,421	—	5,652	(22)
Total	$9,503	$(4)	$5,660	$(22)

Interest Rate Swaps

The Company’s Secured Overnight Financing Rate (“SOFR”) based interest rate swap agreements represent agreements to make (or receive) annual interest payments based upon a fixed interest rate and receive (or make) annual variable interest payments based upon the daily SOFR over the preceding annual period.

The following table presents information about the Company’s interest rate swap agreements that were in effect as of September 30, 2023:

		Weighted-average:
	Notional Amount	Fixed Receive (Pay) Rate	Variable (Pay) Receive Rate	Net (Pay) Receive Rate	Remaining Life (Years)	Fair Value
Receive-fixed	$60,000	3.58%	(5.31)%	(1.73)%	4.2	$82
Pay-fixed	25,000	(4.20)%	5.31%	1.11%	1.3	(4)
Total / weighted-average	$85,000	1.29%	(2.19)%	(0.90)%	3.4	$78

The following table presents information about the Company’s interest rate swap agreements that were in effect as of December 31, 2022:

		Weighted-average:
	Notional Amount	Fixed Receive (Pay) Rate	Variable (Pay) Receive Rate	Net (Pay) Receive Rate	Remaining Life (Years)	Fair Value
Receive-fixed	$60,000	3.58%	(4.30)%	(0.72)%	4.9	$8

TBA Commitments

The following tables present information about the Company’s TBA commitments as of the dates indicated:

	September 30, 2023
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.0% 30-year MBS sale commitments	$(67,000)	$(57,104)	$(55,453)	$1,651
4.0% 30-year MBS sale commitments	(73,000)	(66,681)	(65,044)	1,637
4.5% 30-year MBS sale commitments	(311,000)	(291,840)	(285,707)	6,133
Total TBA commitments, net	$(451,000)	$(415,625)	$(406,204)	$9,421

	December 31, 2022
	Notional Amount: Net Purchase (Sale) Commitment	Contractual Forward Price	Market Price	Fair Value
3.0% 30-year MBS sale commitments	$(70,000)	$(62,828)	$(61,516)	$1,312
4.0% 30-year MBS sale commitments	(150,000)	(142,255)	(140,830)	1,425
4.5% 30-year MBS sale commitments	(205,000)	(200,365)	(197,472)	2,893
Total TBA commitments, net	$(425,000)	$(405,448)	$(399,818)	$5,630

Derivative Instrument Gains and Losses

The following tables provide information about the derivative gains and losses recognized within the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest rate derivatives:
Interest rate swaps:
Net interest (expense) income (1)	$(183)	$258	$(473)	$(315)
Unrealized (losses) gains, net	(908)	(1,420)	(1,230)	5,277
Gains realized upon early termination, net	—	5,238	385	8,687
Total interest rate swap (losses) gains, net	(1,091)	4,076	(1,318)	13,649
U.S. Treasury note futures, net	—	—	—	(782)
Options on U.S. Treasury note futures, net	—	—	—	(4)
Total interest rate derivative (losses) gains, net	(1,091)	4,076	(1,318)	12,863
TBA commitments:
TBA dollar roll income (expense) (2)	722	(421)	1,479	682
Other gains (losses) on TBA commitments, net	18,079	2,998	18,100	(1,971)
Total gains (losses) on TBA commitments, net	18,801	2,577	19,579	(1,289)
Total derivative gains, net	$17,710	$6,653	$18,261	$11,574

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

Derivative Instrument Activity

The following tables summarize the volume of activity, in terms of notional amount, related to derivative instruments for the periods indicated:

	For the Three Months Ended September 30, 2023
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$85,000	$—	$—	$—	$85,000
TBA commitments, net	364,000	1,243,000	(1,156,000)	—	451,000

	For the Three Months Ended September 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$230,000	$90,000	$—	$(125,000)	$195,000
TBA commitments, net	155,000	535,000	(435,000)	—	255,000

	For the Nine Months Ended September 30, 2023
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$60,000	$50,000	$—	$(25,000)	$85,000
TBA commitments, net	425,000	3,801,000	(3,775,000)	—	451,000

	For the Nine Months Ended September 30, 2022
	Beginning of Period	Additions	Scheduled Settlements	Early Terminations	End of Period
Interest rate swaps	$150,000	$235,000	$—	$(190,000)	$195,000
10-year U.S. Treasury note futures	25,000	50,000	(50,000)	(25,000)	—
Purchased call options on 10-year U.S. Treasury note futures	25,000	—	(25,000)	—	—
TBA commitments, net	—	1,290,000	(1,035,000)	—	255,000

Cash Collateral Posted and Received for Derivative and Other Financial Instruments

The following table presents information about the cash collateral posted by the Company in respect of its derivative and other financial instruments, which is included in the line item “deposits” in the accompanying consolidated balance sheets, for the dates indicated:

	September 30, 2023	December 31, 2022
Cash collateral posted for:
Interest rate swaps (cash initial margin)	$1,624	$1,823

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

The following tables present information, as of the dates indicated, about the Company’s derivative instruments, short-term borrowing arrangements, and associated collateral, including those subject to master netting (or similar) arrangements:

	As of September 30, 2023
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
Interest rate swaps	$82	$—	$82	$(4)	$—	$78
TBA commitments	9,421	—	9,421	—	—	9,421
Total derivative instruments	9,503	—	9,503	(4)	—	9,499
Total assets	$9,503	$—	$9,503	$(4)	$—	$9,499
Liabilities:
Derivative instruments:
Interest rate swaps	$4	$—	$4	$(4)	$—	$—
Total derivative instruments	4	—	4	(4)	—	—
Repurchase agreements	554,707	—	554,707	(554,707)	—	—
Total liabilities	$554,711	$—	$554,711	$(554,711)	$—	$—

	As of December 31, 2022
	Gross Amount Recognized	Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Gross Amount Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments (1)	Cash Collateral (2)
Assets:
Derivative instruments:
TBA commitments	$5,652	$—	$5,652	$(22)	$—	$5,630
Interest rate swaps	8	—	8	—	—	8
Total derivative instruments	5,660	—	5,660	(22)	—	5,638
Total assets	$5,660	$—	$5,660	$(22)	$—	$5,638
Liabilities:
Derivative instruments:
TBA commitments	$22	$—	$22	$(22)	$—	$—
Total derivative instruments	22	—	22	(22)	—	—
Repurchase agreements	515,510	—	515,510	(515,510)	—	—
Total liabilities	$515,532	$—	$515,532	$(515,532)	$—	$—

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

To measure the fair value of the Company’s non-agency MBS investment secured by a pool of business purpose residential mortgage loans, the Company uses an income approach by preparing an estimate of the present value of the amount and timing of the cash flows expected to be collected from the security over its expected remaining life. To prepare the estimate of cash flows expected to be collected, the Company uses significant judgment to develop assumptions about the future performance of the pool of business purpose residential mortgage loans that serve as collateral, including loan-level probabilities of default and loss-given-default. As of September 30, 2023 and December 31, 2022, the remaining population of business purpose residential mortgage loans serving as collateral to the Company's non-agency MBS investment represented less than one percent of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the Company’s non-agency MBS secured by business purpose residential mortgage loans as of dates indicated:

	September 30, 2023	December 31, 2022
Probability of default	100.0%	27.8%
Loss-given-default	0.0%	18.3%

Inputs to fair value measurements of the Company’s investments in ABS collateralized by residential solar panel loans includes either quoted prices obtained from dealers or an internally derived discounted future cash flow measurement.

Loans – The Company’s commercial mortgage loan investment is classified within Level 3 of the fair value hierarchy. To measure the fair value of its mortgage loan investment, the Company uses an income approach by preparing an estimate of the present value of the expected future cash flows of the loan over its expected remaining life, discounted at a current market rate. The significant unobservable inputs to the fair value measurement of the Company’s mortgage loan investment are the estimated probability of default and the discount rate, which is based on current market yields and interest rate spreads for a similar loan. As of September 30, 2023, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 12.4%, respectively. As of December 31, 2022, the estimated probability of default and discount rate for the Company’s mortgage loan investment were 0% and 10.0%, respectively.

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

As of September 30, 2023 and December 31, 2022, pursuant to the practical expedient, the Company measured the fair value of both the mortgage loans and the debt obligations of its consolidated VIE of business purpose residential mortgage loans based upon the fair value of the mortgage loans of the VIE. As of December 31, 2022, the senior debt obligations of the consolidated VIE had been fully extinguished and only the subordinate debt obligation of the consolidated VIE remained. The business purpose residential mortgage loans and subordinate debt obligation of the consolidated VIE are classified within Level 3 of the fair value hierarchy. To measure the fair value of the business purpose residential mortgage loans of the consolidated VIE as of September 30, 2023 and December 31, 2022, the Company used significant judgment to develop assumptions about the future performance of each business purpose residential mortgage loan, which included determining loan-level probabilities of default and loss-given-default. As of September 30, 2023 and December 31, 2022, the remaining population of business purpose residential mortgage loans represented less than two percent of the original collateral pool. Because the repayment of business purpose residential mortgage loans is often largely based on the ability of the borrower to sell the mortgaged property or to convert the property for rental purposes and obtain refinancing in the form of a longer-term loan, relatively high delinquency and default rates are common and expected attributes of this asset class. The following table presents the weighted-average of the significant inputs to the fair value measurement of the business purpose residential mortgage loans of the Company’s consolidated VIE as of the periods indicated:

	September 30, 2023	December 31, 2022
Probability of default	100.0%	44.1%
Loss-given-default	24.3%	11.3%

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

The following table presents the significant unobservable inputs to the fair value measurement of the MSRs underlying the Company’s MSR financing receivables as of the periods indicated:

	September 30, 2023	December 31, 2022
Discount rate	10.0%	8.5%
Annualized prepayment rate	6.2%	7.0%
Annual per-loan cost of servicing (current loans)	$60.00	$65.00

Pursuant to the Company’s MSR financing receivable arrangements, upon the consummation of three-year performance periods ending December 31, 2023 and April 1, 2024, the Company’s mortgage servicing counterparty is entitled to an incentive fee payment equal to a percentage of the total return of the underlying MSRs in excess of a hurdle rate of return. Accordingly, the fair value of the Company’s MSR financing receivables reflects the present value of any expected incentive fee payment that would be owed to its counterparty. The present value of the expected incentive fee payment is estimated based upon the timing and amount of capital contributions from (and cash distributions to) the Company to (from) its mortgage servicing counterparty to date as well as the future expected cash flows from the MSR financing receivables over the remaining performance periods, which is derived from the current fair value of the underlying reference MSRs. As of September 30, 2023 and December 31, 2022, the present value of expected future incentive fee payments reflected in fair value of the Company’s MSR financing receivables was $0 and $12,568, respectively. During the three month period ended June 30, 2023, the Company's mortgage servicing counterparty agreed to accept an early payment of $9,650 in full satisfaction of the Company's remaining incentive fee payment obligations for the three-year performance periods ending December 31, 2023 and April 1, 2024. Cumulatively, the Company paid $10,794 in incentive fee payments to the Company's mortgage servicing counterparty, all of which were paid during the six months ended June 30, 2023.

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

Other

Long-term unsecured debt - As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s long-term unsecured debt was $86,713 and $86,405, respectively, net of unamortized debt issuance costs, and consists of Senior Notes and trust preferred debt issued by the Company. The Company’s estimate of the fair value of long-term unsecured debt is $79,613 and $79,900 as of September 30, 2023 and December 31, 2022, respectively. The Company’s Senior Notes, which are publicly traded on the New York Stock Exchange, are classified within Level 1 of the fair value hierarchy. Trust preferred debt is classified within Level 2 of the fair value hierarchy as the fair value is estimated based on the quoted prices of the Company’s publicly traded Senior Notes.

Investments in equity securities of publicly-traded companies – As of December 31, 2022, the Company had investments in equity securities of publicly-traded companies at fair value of $234, which is included in the line item “other assets” in the accompanying consolidated balance sheets. Investments in publicly traded stock are classified within Level 1 of the fair value hierarchy as their fair value is measured based on unadjusted quoted prices in active exchange markets for identical assets.

Investments in equity securities of non-public companies and investment funds – As of September 30, 2023 and December 31, 2022, the Company had investments in equity securities of non-public companies and investment funds measured at fair value of $2,724 and $2,964, respectively, which are included in the line item “other assets” in the accompanying consolidated balance sheets.

Investments in equity securities of non-public companies and investment funds are classified within Level 3 of the fair value hierarchy. The fair values of the Company’s investments in equity securities of non-public companies and investment funds are not readily determinable. Accordingly, the Company estimates fair value by estimating the enterprise value of the investee which it then allocates to the investee’s securities in the order of their preference relative to one another. To estimate the enterprise value of the investee, the Company uses traditional valuation methodologies based on income and market approaches, including the consideration of recent investments in, or tender offers for, the equity securities of the investee, a discounted cash flow analysis and a comparable guideline public company valuation. The primary unobservable inputs used in estimating the fair value of an equity security of a non-public company include (i) a stock price to net asset multiple for similar public companies that is applied to the entity’s net assets, (ii) a discount factor for lack of marketability and control, and (iii) a cost of equity discount rate, used to discount to present value the equity cash flows available for distribution and the terminal value of the entity. As of September 30, 2023, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 100 percent, 20 percent, and 17 percent, respectively. As of December 31, 2022, the stock price to net asset multiple for similar public companies, the discount factor for lack of marketability and control, and the cost of equity discount rate used as inputs were 97 percent, 15 percent, and 16 percent, respectively.

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

Fair Value Hierarchy

Financial Instruments Measured at Fair Value on a Recurring Basis

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$520,851	$—	$520,851	$—
MSR financing receivables	191,800	—	—	191,800
Loans	25,216	—	—	25,216
Credit securities	101,546	—	99,434	2,112
Mortgage loans of consolidated VIEs	237	—	—	237
Derivative assets	9,503	—	9,503	—
Other assets	2,724	—	—	2,724
Financial liabilities:
Secured debt of consolidated VIEs	91	—	—	91
Derivative liabilities	4	—	4	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Financial assets:
Agency MBS	$443,540	$—	$443,540	$—
MSR financing receivables	180,365	—	—	180,365
Loans	29,264	—	—	29,264
Credit securities	104,437	—	98,933	5,504
Mortgage loans of consolidated VIE	193,957	—	—	193,957
Derivative assets	5,660	—	5,660	—
Other assets	3,198	234	—	2,964
Financial liabilities:
Secured debt of consolidated VIE	169,345	—	159,464	9,881
Derivative liabilities	22	—	22	—

Level 3 Financial Assets and Liabilities

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial assets that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$228,201	$393,501	$412,054	$195,767
Net (loss) gains included in "Investment and derivative gain (loss), net"	(1,940)	(13,199)	2,300	(11,583)
Additions from consolidation of VIEs	—	—	—	276,594
Transfers to real estate owned by consolidated VIE	(504)	(78)	(1,163)	(277)
Purchases	—	40,474	16,201	61,693
Sales	—	—	—	(12,406)
Payments, net	(8,965)	(14,671)	(35,872)	(110,052)
Subtractions from deconsolidation of VIEs	—	—	(185,820)	—
Accretion of discount, net	5,297	4,090	14,389	10,381
Ending balance	$222,089	$410,117	$222,089	$410,117
Net unrealized gains (losses) included in earnings for the period for Level 3 assets still held at the reporting date	$(1,940)	$(13,199)	$2,987	$(10,552)

The table below sets forth an attribution of the change in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$113	$11,521	$9,881	$508
Net (gain) loss included in "Investment and derivative gain (loss), net"	(10)	(808)	23	(2,140)
Additions from consolidation of VIEs	—	—	—	14,278
Payments, net	(12)	(374)	(316)	(2,170)
Subtractions from deconsolidation of VIEs	—	—	(9,481)	—
Amortization of premium, net	—	(15)	(16)	(152)
Ending balance	$91	$10,324	$91	$10,324
Net unrealized (gains) losses included in earnings for the period for Level 3 liabilities still held at the reporting date	$(10)	$(808)	$(29)	$(2,140)

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

As of September 30, 2023, the Company had estimated federal net operating loss (“NOL”) carryforwards of $163,814 that can be used to offset future taxable ordinary income and reduce its REIT distribution requirements. NOL carryforwards totaling $14,485 expire in 2028 and NOL carryforwards totaling $149,329 have no expiration period. For the NOL carryforwards that have no expiration period, the Company is limited to utilizing NOL carryforwards to 80% of the taxable income in any one year. As of September 30, 2023, the Company had estimated federal net capital loss (“NCL”) carryforwards of $136,084 that can be used to offset future net capital gains. The scheduled expirations of the Company’s NCL carryforwards are $105,014 in 2023, $14,187 in 2026 and $16,883 in 2027. The Company’s estimated NOL and NCL carryforwards as of September 30, 2023 are subject to potential adjustments up to the time of filing of the Company’s income tax returns.

The Company and subsidiaries have made joint elections to treat such subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business, subject to certain exceptions. As such, each of these TRSs is taxable as a C corporation and subject to federal, state and local income taxes based upon their taxable income. For the three months ended September 30, 2023 and 2022, the Company recognized a provision for income taxes of $199 and $1,074, respectively, on the pre-tax net income of its TRSs. For the nine months ended September 30, 2023 and 2022, the Company recognized a provision for income taxes of $1,695 and $4,163, respectively, on the pre-tax income of its TRSs.

The Company recognizes uncertain tax positions in the financial statements only when it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more-likely-than-not be realized upon settlement. A liability is established for differences between positions taken in a tax return and the financial statements. As of September 30, 2023 and December 31, 2022, the Company assessed the need for recording a provision for any uncertain tax position and has made the determination that such provision is not necessary. If the Company were to incur income tax related interest and penalties, the Company’s policy is to classify them as a component of provision for income taxes.

The Company is subject to examination by the Internal Revenue Service (“IRS”) and state and local authorities in jurisdictions where the Company has significant business operations. The Company’s federal tax returns for 2020 and forward remain subject to examination by the IRS.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2023	2022	2023	2022
Basic weighted-average common shares outstanding	28,081	28,338	28,055	28,973
Performance share units, unvested restricted stock units, and unvested restricted stock	—	575	—	—
Diluted weighted-average common shares outstanding	28,081	28,913	28,055	28,973
Net (loss) income (attributable) available to common stock	$(7,273)	$2,756	$(5,943)	$(1,087)
Basic (loss) earnings per common share	$(0.26)	$0.10	$(0.21)	$(0.04)
Diluted (loss) earnings per common share	$(0.26)	$0.10	$(0.21)	$(0.04)

The diluted loss per share for the three and nine months ended September 30, 2023 did not include the antidilutive effect of 1,877,566 and 995,098 shares, respectively, of unvested shares of restricted stock, restricted stock units, and performance share units. The diluted loss per share for the nine months ended September 30, 2022 did not include the antidilutive effect of 530,673 shares of unvested shares of restricted stock, restricted stock units, and performance share units.

Note 15. Stockholders’ Equity

Common Stock

The Company has authorized common share capital of 450,000,000 shares of Class A common stock, par value $0.01 per share, and 100,000,000 shares of Class B common stock, par value $0.01 per share. Holders of the Class A and Class B common stock are entitled to one vote and three votes per share, respectively, on all matters voted upon by the shareholders. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis at the option of the Company in certain circumstances including either (i) upon sale or other transfer, or (ii) at the time the holder of such shares of Class B common stock ceases to be employed by the Company. As of September 30, 2023 and December 31, 2022, there were no outstanding shares of Class B common stock. The Class A common stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC.”

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

During the three and nine months ended September 30, 2023 and the year ended December 31, 2022, there were no issuances of common stock under the common equity distribution agreements.

As of September 30, 2023, the Company had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

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

There were no shares of Class A common stock repurchased by the Company during the three and nine months ended September 30, 2023. During the year ended December 31, 2022, the Company repurchased 2,794,574 shares of Class A common stock for a total purchase price of $9,316. As of September 30, 2023, there remain available for repurchase 10,195,704 shares of Class A common stock under the Repurchase Program.

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

There were no issuances of Series B Preferred Stock during the three and nine months ended September 30, 2023. During the year ended December 31, 2022, the Company issued 6,058 shares of Series B Preferred Stock at a weighted average public offering price of $24.87 per share for proceeds net of selling commissions and expenses of $149 under the Series B preferred equity distribution agreement. As of September 30, 2023, the Company had 1,602,566 shares of Series B Preferred Stock available for sale under the preferred equity distribution agreement.

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

Under the 2021 Plan, a maximum number of 5,256,076 shares of Class A common stock of the Company, subject to adjustment as set forth in the 2021 Plan, were authorized for issuance and may be issued to employees, directors, consultants, advisors and independent contractors who provide bona fide services to the Company and its affiliates. If an award under the 2021 Plan or Prior Plans is canceled, terminated, forfeited or otherwise settled without the issuance of shares subject to such award, those shares will be available for future grants under the 2021 Plan. In addition, shares delivered or withheld for tax obligations arising from an award, other than a stock option or stock appreciation right (“SAR”), will be available for future grants under the 2021 Plan. As of September 30, 2023, 4,265,184 shares remained available for issuance under the 2021 Plan; however, the shares remaining available for issuance would be reduced by the potential future issuance of shares of common stock for the settlement of outstanding performance-based stock awards and dividend equivalents for such awards. If these outstanding performance-based stock awards are earned at “target” level performance, an additional 1,625,783 shares would be issued resulting in 2,639,401 shares remaining available for issuance under the 2021 Plan as of September 30, 2023.

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

The Compensation Committee of the Board of Directors of the Company approved the following Performance-based Stock Award grants for the periods indicated:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Absolute TSR Awards granted	—	174,581
Absolute TSR Award grant date fair value per share	$—	$6.03
Relative TSR Awards granted	—	87,291
Relative TSR Award grant date fair value per share	$—	$5.83
Book Value Awards granted	—	103,000
Book Value Award grant date fair value per share	$—	$3.37
Stock Price Awards granted	—	1,225,490
Stock Price Award grant date fair value per share	$—	$1.72

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

For Absolute TSR Awards and Relative TSR Awards granted, the Compensation Committee established a three-year performance period. The actual number of shares of Class A common stock that will be issued to each participant at the end of the applicable performance period will vary between 0% and 250% of the number of the Absolute TSR Awards and Relative TSR Awards granted, depending on performance results. If the minimum threshold level of performance goals is not achieved, no awards are earned. To the extent the performance results are between the minimum threshold level and maximum level of performance goals, between 50% to 250% of the number of Absolute TSR Awards and Relative TSR Awards are earned. Upon settlement, vested Absolute TSR Awards and Relative TSR Awards are converted into shares of the Company’s Class A common stock on a one-for-one basis. As of September 30, 2023, there are a total 400,293 Absolute TSR Awards and Relative TSR Awards outstanding.

For Book Value Awards granted during the year ended December 31, 2022, the Compensation Committee established a one-year performance period that ended on December 31, 2022. The actual number of shares of Class A common stock that could be issued to each participant at the end of the performance period varied between 0% and 100% of the number of Book Value Awards granted, depending on performance results. Based on the actual performance measurements, 41,410 shares of the 103,000 Book Value Awards granted were earned and were converted into an equal number of shares of restricted stock in February 2023 that will vest on the third anniversary of the original Book Value Award grant date subject to continued employment under the terms of the award agreements. As of September 30, 2023, there are no remaining outstanding Book Value Awards.

For Stock Price Awards granted, the Compensation Committee established a three-year performance period. If the market price of the Company's common stock is equal to or greater than a stock price performance goal for 45 consecutive trading days at any time during the performance period, between 75% to 300% of the number of Stock Price Awards are earned and become restricted stock units that will vest ratably over a three-year period beginning on the third anniversary of the date of grant subject to continued employment under the terms of the award agreements. As of September 30, 2023, the market price of the Company's common stock met the performance goal for 100% of the Stock Price Awards totaling 1,225,490 performance stock units that will vest ratably and be settled through the issuance of shares of the Company's common stock on May 9, 2025, May 9, 2026 and May 9, 2027, subject to continued employment under the terms of the award agreements. As of September 30, 2023, between 0% and 200% of the original 1,225,490 Stock Price Awards could still be earned if the performance goals are met during the remaining performance period.

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

For the nine months ended September 30, 2023 and 2022, the Company recognized $991 and $902, respectively, of compensation expense related to Performance-based Stock Awards. As of September 30, 2023, the Company had 1,625,783 Performance-based Stock Awards outstanding. As disclosed above, the actual number of shares of common stock that could be issued for settlement of the Performance-based Stock Awards can be greater or less than the amount of Performance-based Stock Awards outstanding depending upon the actual results compared to the performance goals. As of September 30, 2023 and December 31, 2022, the Company had unrecognized compensation expense related to Performance-based Stock Awards of $2,357 and $3,314, respectively. The unrecognized compensation expense as of September 30, 2023 is expected to be recognized over a weighted average period of 2.7 years.

During the nine months ended September 30, 2023, Relative TSR Awards that had a performance period ending in that period were earned at 60% of target resulting in the issuance of 19,914 shares of Class A common stock at an intrinsic value of $60. Also during the nine months ended September 30, 2023, Book Value Awards that had a performance period ending on December 31, 2022 were earned at 40% of target resulting in the issuance of 41,410 shares of restricted stock that will vest on the third anniversary of the original Book Value Award grant date. During the nine months ended September 30, 2022, there were no Performance-based Stock Awards that had performance periods ending in that period.

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

The Company grants restricted common shares to employees that either vest ratably over a three-year period or cliff vest at the end of a three-year period based on continued employment over these specified periods. A summary of these unvested restricted stock awards is presented below:

	Number of Shares	Weighted-average Grant-date Fair Value	Weighted- average Remaining Vested Period
Share Balance as of December 31, 2021	759,035	$4.16	1.5
Granted	384,291	3.42	—
Forfeitures	(12,167)	3.57	—
Vestitures	(300,317)	4.44
Share Balance as of December 31, 2022	830,842	3.72	1.2
Granted	137,000	3.01	—
Conversion of Book Value Awards	41,410	3.37	—
Vestitures	(181,125)	4.40	—
Share Balance as of September 30, 2023	828,127	$3.44	0.8

For the nine months ended September 30, 2023 and 2022, the Company recognized $870 and $1,470, respectively, of compensation expense related to restricted stock awards. As of September 30, 2023 and December 31, 2022, the Company had unrecognized compensation expense related to restricted stock awards of $804 and $1,262, respectively. The unrecognized compensation expense as of September 30, 2023 is expected to be recognized over a weighted average period of 0.8 years. For the nine months ended September 30, 2023 and 2022, the intrinsic value of restricted stock awards that vested were $547 and $328 respectively.

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

The Company’s non-employee directors are compensated in both cash and RSUs. RSUs awarded to non-employee directors vest immediately on the award grant date and are convertible into shares of Class A common stock. For RSUs granted under the Company’s 2021 Plan, 2014 Plan, and certain of the Prior Plans, the RSUs are convertible into shares of Class A common stock at the later of the date the non-employee director ceases to be a member of the Company’s Board or the first anniversary of the grant date. For RSUs granted under certain Prior Plans, the RSUs are convertible into shares of Class A common stock one year after the non-employee director ceases to be a member of the Company’s Board. The non-employee director RSUs do not have any voting rights but are entitled to cash dividend equivalent payments. As of September 30, 2023 and December 31, 2022, the Company had 548,272 of non-employee director RSUs outstanding. A summary of the non-employee director RSUs grants is presented below for the periods indicated:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
RSUs granted	—	132,450
Grant date fair value	$—	$3.02

The grant date fair value of a non-employee director RSU grant is based on the closing price of the Class A common stock on the New York Stock Exchange on the date of grant. For the nine months ended September 30, 2023 and 2022, the Company recognized $167 and $300, respectively, of director fees related to non-employee director RSUs. There were no non-employee director RSUs that were converted into shares of Class A common stock for the nine months ended September 30, 2023 and 2022.

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
•
other market developments.

Current Market Conditions and Trends

The 10-year U.S. Treasury rate was 4.57% as of September 30, 2023, a 73 basis point increase from the prior quarter end. The interest rate curve, measured as the spread between the 2-year and 10-year U.S. Treasury, remained inverted at 47 basis points as of September 30, 2023. With the increase in the 10-year U.S. Treasury rate, residential mortgage rates increased during the third quarter of 2023 evidenced by the Freddie Mac average primary mortgage rate increasing by 60 basis points to 7.31% as of September 30, 2023. The spread between the current coupon agency MBS and the 10-year swap rate widened by 73 basis points during the third quarter of 2023. The rate of inflation increased during the third quarter but remained below its peak reached during 2022 with the Consumer Price Index reaching 3.7% for the twelve-month period ending September 30, 2023.

In order to address persistently high inflation, the U.S. Federal Reserve has continued to take actions with the objective of lowering inflation by significantly raising interest rates. At its scheduled July 2023 meeting, the Federal Open Market Committee (“FOMC”) raised its target range for the federal funds rate by 25 basis points to a target range of 5.25% to 5.50%. At its scheduled September 2023 meeting, the FOMC decided to keep its target range for the federal funds rate unchanged to allow the FOMC time to evaluate the impact of its monetary policy on economic activity and inflation. In addition, the FOMC announced that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

Prepayment speeds in the fixed-rate residential mortgage market decreased during the third quarter of 2023 primarily due to the increase in the 10-year U.S. Treasury rate during 2023 and resulting rise the primary mortgage rate. Pay-up premiums on agency MBS, which represent the price premium of agency MBS backed by specified pools over a TBA security, remained relatively unchanged during the third quarter of 2023. Valuation multiples of MSRs increased slightly during the third quarter of 2023 due in part to the rise in interest rates.

Housing prices rose from the prior year evidenced by Standard & Poor’s CoreLogic Case-Shiller U.S. National Home Price NSA index reporting a 2.6% annual increase in August 2023. While higher mortgage rates have suppressed housing demand, they have also suppressed supply, ultimately leading to an increase in housing prices.

The following table presents certain key market data as of the dates indicated:

	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	Change - Third Quarter 2023
30-Year FNMA Fixed Rate MBS (1)
3.0%	$86.81	$87.71	$89.59	$87.91	$82.63	$(5.28)
3.5%	89.83	90.82	92.80	91.01	85.93	(5.08)
4.0%	92.68	93.77	95.56	93.73	89.02	(4.71)
4.5%	95.18	96.31	97.92	96.05	91.78	(4.27)
5.0%	97.34	98.52	99.69	97.92	94.32	(3.60)
Investment Spreads
FNMA Current Coupon vs. 10-year Swap Rate	180 bps	155 bps	158 bps	177 bps	250 bps	73 bps
30 Year Fixed Mortgage Rate
Freddie Mac Average Primary Mortgage Rate	6.70%	6.42%	6.32%	6.71%	7.31%	60 bps
U.S. Treasury Rates ("UST")
2-year UST	4.28%	4.43%	4.03%	4.90%	5.04%	14 bps
5-year UST	4.09%	4.00%	3.57%	4.16%	4.61%	45 bps
10-year UST	3.83%	3.87%	3.47%	3.84%	4.57%	73 bps
2-year UST to 10-year UST spread	-45 bps	-56 bps	-56 bps	-106 bps	-47 bps	59 bps
Interest Rate Swap Rates
2-year swap	4.55%	4.71%	4.36%	5.10%	4.97%	-13 bps
5-year swap	4.14%	4.02%	3.63%	4.22%	4.38%	16 bps
10-year swap	3.88%	3.84%	3.46%	3.86%	4.27%	41 bps
Secured Overnight Financing Rate ("SOFR")
SOFR	3.04%	4.36%	4.80%	5.14%	5.32%	18 bps
Twelve Month Percent Change in Consumer Price Index ("CPI")
1-month LIBOR	8.20%	6.50%	5.00%	3.00%	3.70%	70 bps

(1)
Generic 30-year FNMA TBA price information, sourced from Bloomberg, is provided for illustrative purposes only and is not meant to be reflective of the fair value of securities held by the Company.

Portfolio Overview

The following table summarizes our asset and capital allocation of our investment strategies as of September 30, 2023 (dollars in thousands):

	September 30, 2023
	Assets	Invested Capital Allocation (1)	Invested Capital Allocation (%)	Leverage (2)
MSR financing receivables	$191,800	$191,800	64%	—
Credit investments (3)	128,488	49,290	17%	1.6
Agency MBS (4)	114,647	57,746	19%	1.0
Total invested capital	$434,935	298,836	100%
Cash and other corporate capital, net		1,228
Total investable capital		$300,064		0.4

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
(3)
Includes our net investment of $1,726 in a VIE with gross assets and liabilities of $1,817 and $91, respectively, that is consolidated for GAAP financial reporting purposes.
(4)
Agency MBS assets include the fair value of the agency MBS which underlie the Company's TBA forward purchase and sale commitments. In accordance with GAAP, the Company's TBA forward commitments are reflected on the consolidated balance sheets as derivative assets and liabilities at fair value in the financial statement line items "other assets" and "other liabilities". As of September 30, 2023, the fair value of the underlying agency MBS that underlie the Company's net short position in TBA commitments had a fair value of $(406,204) with a net carrying value of $9,421.

MSR Financing Receivables

As of September 30, 2023, we had $191.8 million of MSR financing receivable investments at fair value. We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty. The arrangement allows us to participate in the economic benefits of investing in an MSR without holding the requisite licenses to purchase or hold MSRs directly. The transactions are accounted for as a financing receivable in our consolidated financial statements. The following tables present further information about our MSR financing receivable investments as of September 30, 2023 (dollars in thousands):

Amortized Cost Basis (1)	Unrealized Gain	Fair Value
$141,927	$49,873	$191,800

(1)
Represents capital investments plus accretion of interest income net of cash distributions.

MSR Financing Receivable Underlying Reference Amounts:
MSRs	Financing	Advances Receivable	Cash and Other Net Receivables	Counterparty Incentive Fee Accrual	MSR Financing Receivables	Implicit Leverage
$179,265	$—	$3,086	$9,449	$—	$191,800	—

Underlying Reference MSRs:
Holder of Loans	Unpaid Principal Balance	Weighted-Average Note Rate	Weighted-Average Servicing Fee	Weighted-Average Loan Age	Price	Multiple (1)	Fair Value
Fannie Mae	$11,841,368	3.09%	0.25%	35 months	1.40%	5.58	$165,449
Freddie Mac	964,775	3.71%	0.25%	31 months	1.43%	5.73	13,816
Total/weighted-average	$12,806,143	3.14%	0.25%	35 months	1.40%	5.59	$179,265

(1)
Calculated as the underlying MSR price divided by the weighted-average servicing fee.

Credit Investment Portfolio

The following table presents information about our credit investments as of September 30, 2023 (dollars in thousands):

	Market Price	Fair Value (1)	Financing	Invested Capital (2)	Leverage
AAA rated commercial MBS	$99.43	$99,434	$79,598	$20,002	4.0
Commercial mortgage loan	98.42	25,216	—	25,450	—
Business purpose residential MBS (3)	58.70	1,832	—	1,832	—
Solar ABS	39.63	2,006	—	2,006	—
Total/weighted-average		$128,488	$79,598	$49,290	1.6

(1)
For non-commercial credit investments in securities, includes contractual accrued interest receivable.
(2)
Invested capital includes investment accrued interest receivable and financing accrued interest payable.
(3)
Includes our net investment of $1,726 in a VIE with gross assets and liabilities of $1,817 and $91, respectively, that is consolidated for GAAP financial reporting purposes.

Our classes of credit investments as of September 30, 2023 are summarized as follows:

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
•
A senior position commercial MBS with a fair value of $49.8 million and an unpaid principal balance of $50.0 million. The investment has 43.7% in subordinated credit support and is secured primarily by a first lien mortgage loan on a super-regional mall ("The Streets at Southpoint") located in Durham, North Carolina. The security carries a variable coupon rate of one-month term SOFR plus 3.00%.

Commercial mortgage loan - Our commercial mortgage loan investment is a $25.6 million participation in an unrated $75.8 million syndicated mortgage loan secured by a first lien position in 42 midwestern health care facilities. The mortgage loan is guaranteed by the parent operating company. The loan carries a variable note rate of one-month term SOFR plus 5.61% and matures on March 22, 2024.

Business purpose residential MBS - We hold residual interests in two securitized pools of business purpose residential mortgage loans with a combined fair value of $1.8 million. As of September 30, 2023, the underlying collateral pools are comprised of nine first lien mortgage loans or foreclosed real estate with an unpaid principal balance of $2.5 million. The underlying collateral pools as of September 30, 2023 represented less than two percent of the original collateral pools. We expect substantial realization of the remaining value to occur within the next several quarters.

Solar ABS - We hold a first loss position in a securitized pool of loans for the purchase and installation of solar panels on residential real estate with a fair value of $2.0 million and unpaid principal balance of $5.1 million. As of September 30, 2023, the underlying collateral pool was comprised of 9,300 loans with an unpaid principal balance of $331.8 million and a delinquency rate of 2.0%.

Agency MBS Investment Portfolio

Our agency MBS investment portfolio consisted of the following as of September 30, 2023 (dollars in thousands):

Fair Value
Agency MBS	$520,851
Net short TBA Position	(406,204)
Total agency MBS investment portfolio	$114,647

Our agency MBS consisted of the following as of September 30, 2023 (dollars in thousands):

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
30-year fixed rate:
3.0%	$66,407	$(2,345)	$64,062	$(8,873)	$55,189	$83.11	3.00%	9.9
4.0%	201,186	(1,365)	199,821	(20,156)	179,665	89.30	4.00%	9.4
4.5%	311,027	(9,970)	301,057	(15,067)	285,990	91.95	4.50%	9.7
5.5%	7	—	7	—	7	100.38	5.50%	5.7
Total/weighted-average	$578,627	$(13,680)	$564,947	$(44,096)	$520,851	$90.01	4.15%	9.6

	Unpaid Principal Balance	Net Unamortized Purchase Premiums (Discounts)	Amortized Cost Basis	Net Unrealized Gain (Loss)	Fair Value	Market Price	Coupon	Weighted Average Expected Remaining Life
Fannie Mae	$256,838	$(5,797)	$251,041	$(19,716)	$231,325	$90.07	4.16%	9.4
Freddie Mac	321,789	(7,883)	313,906	(24,380)	289,526	89.97	4.15%	9.8
Total/weighted-average	$578,627	$(13,680)	$564,947	$(44,096)	$520,851	$90.01	4.15%	9.6

The annualized prepayment rate for our agency MBS was 5.31% for the three months ended September 30, 2023. As of September 30, 2023, our agency MBS was comprised of securities specifically selected for their relatively lower propensity for prepayment, which includes approximately 61%, 27% and 12% in specified pools of loans originated in certain geographical areas, high loan-to-value loans and low balance loans, respectively. Weighted average pay-up premiums on our agency MBS portfolio, which represent the estimated price premium of agency MBS backed by specified pools over a TBA agency MBS, were approximately 0.10 of a percentage point as of September 30, 2023.

As of September 30, 2023, our agency MBS investment portfolio also included a net short TBA position. In accordance with GAAP, we account for our TBA positions as derivative instruments. Information about our net short TBA positions as of September 30, 2023 is as follows (dollars in thousands):

	Notional Amount:
	Net Long (Short)	Implied	Implied	Net Carrying
	Position (1)	Cost Basis (2)	Fair Value (3)	Amount (4)
3.0% 30-year MBS sale commitments	$(67,000)	$(57,104)	$(55,453)	$1,651
4.0% 30-year MBS sale commitments	(73,000)	(66,681)	(65,044)	1,637
4.5% 30-year MBS sale commitments	(311,000)	(291,840)	(285,707)	6,133
Total net long (short) agency TBA positions	$(451,000)	$(415,625)	$(406,204)	$9,421

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

Three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022

The following table presents the summary financial information for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and other income	$13,575	$12,388	$40,291	$28,557
Rent revenues from single-family residential properties	—	2,103	—	5,304
Interest expense	(8,759)	(5,972)	(25,271)	(13,673)
Single-family residential property operating expenses	—	(1,872)	—	(5,318)
Net operating income	4,816	6,647	15,020	14,870
Investment and derivative (loss) gain, net	(7,997)	1,235	(5,431)	778
General and administrative expenses	(3,233)	(3,377)	(11,857)	(10,448)
(Loss) income before income taxes	(6,414)	4,505	(2,268)	5,200
Income tax provision	199	1,074	1,695	4,163
Net (loss) income	(6,613)	3,431	(3,963)	1,037
Dividend on preferred stock	(660)	(675)	(1,980)	(2,124)
Net (loss) income (attributable) available to common stock	$(7,273)	$2,756	$(5,943)	$(1,087)
Diluted (loss) earnings per common share	$(0.26)	$0.10	$(0.21)	$(0.04)
Weighted-average diluted common shares outstanding	28,081	28,913	28,055	28,973

Interest and Other Income

Interest and other income increased $1.2 million, or 9.7%, from $12.4 million for the three months ended September 30, 2022 to $13.6 million for the three months ended September 30, 2023. Interest and other income increased $11.7 million, or 40.9%, from $28.6 million for the nine months ended September 30, 2022 to $40.3 million for the nine months ended September 30, 2023. The increase from the comparative periods is primarily the result of higher average investment balances in higher yielding agency MBS and credit investments and higher average investment balances in MSR financing receivables partially offset by lower average investment balances in mortgage loans of consolidated VIEs.

The components of interest and other income are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest & Other Income	Yield	Average Balance	Interest & Other Income	Yield
Agency MBS	$498,930	$5,417	4.34%	$365,212	$3,631	3.98%
Credit investments	129,747	2,849	8.78%	145,485	2,736	7.52%
Mortgage loans of consolidated VIEs	2,422	—	0.00%	248,892	2,303	3.70%
MSR financing receivables	143,449	5,247	14.63%	90,490	3,608	15.95%
Other		62			110
Total	$774,548	$13,575	7.01%	$850,079	$12,388	5.83%

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest & Other Income	Yield	Average Balance	Interest & Other Income	Yield
Agency MBS	$480,607	$15,433	4.28%	$345,866	$7,188	2.77%
Credit investments	132,260	8,413	8.48%	88,184	4,580	6.92%
Mortgage loans of consolidated VIEs	60,588	1,454	3.20%	233,711	5,268	3.01%
MSR financing receivables	138,695	14,641	14.08%	101,003	10,973	14.49%
Other		350			548
Total	$812,150	$40,291	6.61%	$768,764	$28,557	4.95%

The effects of changes in the composition of our investments in financial assets on interest and other income are summarized below (dollars in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	vs.			vs.
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Rate	Volume	Total Change	Rate	Volume	Total Change
Agency MBS	$456	$1,330	$1,786	$5,444	$2,801	$8,245
Credit investments	409	(296)	113	1,491	2,342	3,833
Mortgage loans of consolidated VIEs	(22)	(2,281)	(2,303)	89	(3,903)	(3,814)
MSR financing receivables	(472)	2,111	1,639	(426)	4,094	3,668
Other	—	(48)	(48)	—	(198)	(198)
Total	$371	$816	$1,187	$6,598	$5,136	$11,734

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

Interest Expense

Interest expense increased $2.8 million, or 46.7%, from $6.0 million for the three months ended September 30, 2022 to $8.8 million for the three months ended September 30, 2023. Interest expense increased $11.6 million, or 84.7%, from $13.7 million for the nine months ended September 30, 2022 to $25.3 million for the nine months ended September 30, 2023. The increase from the comparative periods is primarily the result of higher interest rates on repurchase agreement financings, partially offset by lower average balances on secured debt of consolidated VIEs and the subtraction of long-term debt secured by SFR properties.

The components of interest expense are summarized in the following tables for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Expense	Cost	Average Balance	Interest Expense	Cost
Repurchase agreements	$504,467	$7,183	5.57%	$430,792	$2,863	2.60%
Long-term debt secured by SFR properties	—	—	—	96,677	741	3.00%
Long-term unsecured debt	86,662	1,576	7.27%	86,251	1,456	6.75%
Secured debt of consolidated VIEs	121	—	0.00%	232,657	912	1.57%
Total	$591,250	$8,759	5.82%	$846,377	$5,972	2.79%

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Expense	Cost	Average Balance	Interest Expense	Cost
Repurchase agreements	$500,120	$19,912	5.25%	$351,960	$3,902	1.46%
Long-term debt secured by SFR properties	—	—	—	84,901	1,867	2.90%
Long-term unsecured debt	86,559	4,678	7.21%	86,154	4,226	6.54%
Secured debt of consolidated VIEs	54,519	681	1.67%	218,021	3,678	2.25%
Total	$641,198	$25,271	5.21%	$741,036	$13,673	2.45%

The effects of changes in the composition of our debt obligations on interest expense are summarized below (dollars in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	vs.			vs.
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Rate	Volume	Total Change	Rate	Volume	Total Change
Repurchase agreements	$3,830	$490	$4,320	$14,369	$1,641	$16,010
Long-term debt secured by SFR properties	—	(741)	(741)	—	(1,867)	(1,867)
Long-term unsecured debt	113	7	120	432	20	452
Secured debt of consolidated VIEs	—	(912)	(912)	(239)	(2,758)	(2,997)
Total	$3,943	$(1,156)	$2,787	$14,562	$(2,964)	$11,598

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

The following table presents information about the gains and losses recognized due to the changes in the fair value of our investments and interest rate hedging instruments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss on agency MBS investments, net	$(23,495)	$(22,728)	$(24,727)	$(59,276)
Loss on credit investments, net	(540)	(1,246)	(2,682)	(639)
Gain on SFR properties, net	—	14,407	—	14,438
(Loss) gain on MSR financing receivables, net	(1,540)	4,292	3,977	35,502
TBA commitments, net:
TBA dollar roll income (expense)	722	(421)	1,479	682
Other gain (loss) from TBA commitments, net	18,079	2,998	18,100	(1,971)
Total gain (loss) on TBA commitments, net	18,801	2,577	19,579	(1,289)
Interest rate derivatives:
Net interest (expense) income on interest rate swaps	(183)	258	(473)	(315)
Other (loss) gain from interest rate derivative instruments, net	(908)	3,818	(845)	13,178
Total (loss) gain on interest rate derivatives, net	(1,091)	4,076	(1,318)	12,863
Other investments, net	(132)	(143)	(260)	(821)
Investment and derivative (loss) gain, net	$(7,997)	$1,235	$(5,431)	$778

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million from $3.4 million for the three months ended September 30, 2022 to $3.2 million for three months ended September 30, 2023. General and administrative expenses increased by $1.5 million from $10.4 million for the nine months ended September 30, 2022 to $11.9 million for the nine months ended September 30, 2023. The increase in general and administrative expenses for the nine months ended September 30, 2023 from the prior comparable period is primarily due to non-recurring legal and professional service fees related to the sale process of the Company and proposed plan of merger with EFC. During the three and nine months ended September 30, 2023, the Company incurred non-recurring general and administrative expenses of $0.3 million and $2.8 million, respectively.

Income Tax Provision

Our TRSs are subject to U.S. federal and state corporate income taxes. As a result, for the three months ended September 30, 2023 and 2022, we recognized a provision for income taxes of $0.2 million and $1.1 million, respectively, on the pre-tax net income of our TRSs. For the nine months ended September 30, 2023 and 2022, we recognized a provision for income taxes of $1.7 million and $4.2 million, respectively, on the pre-tax net income of our TRSs. As noted in “Non-GAAP Earnings Available for Distribution” below, our computation of non-GAAP earnings available for distribution includes a provision for income taxes on the earnings available for distribution of our TRSs. TRS earnings available for distribution is comprised of net interest income generated by TRSs net of the TRSs’ general and administrative expenses. In our consolidated financial consolidated statements of comprehensive income prepared in accordance with GAAP, the “income tax provision (benefit)” includes (i) the income tax provision for TRS earnings available for distribution and (ii) an income tax provision for (or benefit from) periodic increases (or decreases) in the fair value of the investments of our TRSs, which are recognized in net income as a component of “investment and derivative gain (loss) net.” Below is a reconciliation of the income tax provision for TRS earnings available for distribution, a non-GAAP financial measure, to the income tax provision determined in accordance with GAAP for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax provision for TRS earnings available for distribution	$354	$668	$1,273	$1,203
Income tax (benefit) provision for TRS investment (loss) gains, net	(155)	406	422	2,960
GAAP income tax provision	$199	$1,074	$1,695	$4,163

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

During the three and nine months ended September 30, 2023, we incurred $0.3 million and $2.8 million, respectively, of non-recurring expenses attributable to the sale process of the Company and the entering into the Merger Agreement with EFC.

The following table provides a reconciliation of GAAP net income (loss) available (attributable) to common stock to non-GAAP earnings available for distribution for the periods indicated (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income (attributable) available to common stock	$(7,273)	$2,756	$(5,943)	$(1,087)
Add (less):
Investment and derivative loss (gain), net	7,997	(1,235)	5,431	(778)
Income tax (benefit) provision for TRS investment (loss) gain	(155)	406	422	2,960
Depreciation of single-family residential properties	—	632	—	1,951
Stock-based compensation expense	612	919	2,028	2,672
Non-recurring corporate transaction expenses (1)	300	—	2,773	—
Add back:
TBA dollar roll income (expense)	722	(421)	1,479	682
Interest rate swap net interest (expense) income	(183)	258	(473)	(315)
Non-GAAP earnings available for distribution	$2,020	$3,315	$5,717	$6,085
Non-GAAP earnings available for distribution per diluted common share	$0.07	$0.11	$0.20	$0.21
Weighted average diluted common shares outstanding	29,958	28,913	29,051	29,504

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

As of September 30, 2023, our debt-to-equity leverage ratio was 3.0 to 1 measured as the ratio of the sum of our total debt to our stockholders’ equity as reported on our consolidated balance sheet. In evaluating our liquidity and leverage ratios, we also monitor our “at risk” leverage ratio. Our “at risk” leverage ratio is measured as the ratio of the sum of our repurchase agreement financing, net payable or receivable for unsettled securities, net contractual forward price of our TBA commitments, leverage within our MSR financing receivable less our cash and cash equivalents compared to our investable capital. Our investable capital is calculated as the sum of our stockholders’ equity and long-term unsecured debt. As of September 30, 2023, our “at risk” leverage ratio was 0.4 to 1.

As of September 30, 2023, our liquid assets totaled $30.4 million consisting of cash and cash equivalents of $8.9 million and settled unencumbered agency MBS of $21.5 million at fair value.

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

Cash Flows

As of September 30, 2023, our cash totaled $8.9 million, representing a net decrease of $21.3 million from $30.2 million as of December 31, 2022. Cash used in operating activities of $13.2 million during the nine months ended September 30, 2023 was attributable primarily to net interest income, net of discount accretion, less our general and administrative expenses. Cash used in investing activities of $42.4 million during the nine months ended September 30, 2023 was attributable primarily to purchases of new agency MBS and MSR receivables, partially offset by sales of agency MBS and credit securities, distributions received on our MSR financing receivables, receipt of principal payments from agency MBS and credit securities and principal receipts on loans and mortgage loans of consolidated VIEs. Cash provided by financing activities of $34.3 million during the nine months ended September 30, 2023 was primarily generated by proceeds from repurchase agreements, partially offset by net repayments of secured debt of consolidated VIEs and dividend payments to preferred stockholders.

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

The following table provides information regarding our outstanding repurchase agreement borrowings as of the date and period indicated (dollars in thousands):

September 30, 2023
Agency MBS repurchase financing:
Repurchase agreements outstanding	$475,109
Agency MBS collateral, at fair value	499,324
Net amount (1)	24,215
Weighted-average rate	5.48%
Weighted-average term to maturity	12.0 days
Non-agency MBS repurchase financing:
Repurchase agreements outstanding	$79,598
MBS collateral, at fair value	88,524
Net amount (1)	8,926
Weighted-average rate	6.08%
Weighted-average term to maturity	18.0 days
Total mortgage investments repurchase financing:
Repurchase agreements outstanding	$554,707
Mortgage investments collateral, at fair value	587,848
Net amount (1)	33,141
Weighted-average rate	5.57%
Weighted-average term to maturity	12.9 days
Maximum amount outstanding at any month-end during the period	$554,707

(1)
Net amount represents the value of collateral in excess of corresponding repurchase obligation. The amount of collateral at-risk is limited to the outstanding repurchase obligation and not the entire collateral balance.

To limit our exposure to counterparty risk, we diversify our repurchase agreement funding across multiple counterparties. As of September 30, 2023, we had outstanding repurchase agreement balances with seven counterparties and have master repurchase agreements in place with a total of 14 counterparties located throughout North America, Europe and Asia. As of September 30, 2023, no more than 4.2% of our stockholders’ equity was at risk with any one counterparty, with the top five counterparties representing approximately 14.3% of our stockholders’ equity.

Long-Term Unsecured Debt

As of September 30, 2023, we had $86.7 million of total long-term unsecured debt, net of unamortized debt issuance costs of $1.0 million. Our 6.75% Senior Notes due 2025 with a principal amount of $34.9 million outstanding as of September 30, 2023 accrue and require payment of interest quarterly at an annual rate of 6.75% and mature on March 15, 2025. Our 6.00% Senior Notes due 2026 with a principal amount of $37.8 million outstanding as of September 30, 2023 accrue and require payment of interest quarterly at an annual rate of 6.00% and mature on August 1, 2026. Our trust preferred debt with a principal amount of $15.0 million outstanding as of September 30, 2023 accrue and require the payment of interest quarterly at three-month term SOFR plus 2.51% to 3.26% and mature between 2033 and 2035. Our Senior Notes due 2025, Senior Notes due 2026 and trust preferred debt may be redeemed in whole or part at any time and from time to time at our option at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

As of September 30, 2023, we had outstanding interest rate swaps with the following aggregate notional amount and corresponding initial margin held in collateral deposit with the FCM (dollars in thousands):

	September 30, 2023
	Notional	Collateral
	Amount	Deposit
Interest rate swaps	$85,000	$1,624

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

MSR Financing Receivable Commitments

We are party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. We have committed to invest a total minimum of $50 million of capital with the counterparty with $25 million of the minimum commitment expiring on December 31, 2023 and $25 million of the minimum commitment expiring on April 1, 2024. As of September 30, 2023, we have fully funded the total minimum commitment. At any time prior to the minimum commitment expiration dates, we have the option to request the mortgage servicing counterparty to sell the related MSR investments and repay us amounts owed to us under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At our election, we can request the mortgage servicing counterparty utilize leverage on the MSRs to which our MSR financing receivables are referenced to finance the purchase of additional MSRs to increase potential returns to us. As of September 30, 2023, our mortgage servicing counterparty has a $100 million credit facility with any draws secured by its MSRs including potentially MSRs to which our MSR financing receivables are referenced. As of September 30, 2023, our mortgage servicing counterparty had drawn $80.0 million and had $20.0 million of availability under its credit facility. As of September 30, 2023, we had the ability to utilize approximately 90% of our mortgage servicing counterparty’s available undrawn capacity under its credit facility although our share of the undrawn capacity could decline over time. In general, our mortgage servicing counterparty can obtain advances of up to 60% of the fair value of the MSR collateral value pledged. Under our mortgage servicing counterparty’s credit facility, if the fair value of our pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, we would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If we were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which our MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of our MSR financing receivables. Draws under the facility bear interest at term SOFR plus 2.90% with a SOFR floor of 1.60% and a maturity date of April 29, 2024 with two one-year borrower extension options.

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

As of September 30, 2023, our mortgage servicing counterparty has drawn $80.0 million of financing under its credit facility, including $0 million attributable to us, collateralized by an estimated $411.6 million of MSRs, including $0 million attributable to us, and $6.8 million of servicer advances, including $0 million attributable to us.

Equity Capital

Common Equity Distribution Agreements

We are party to separate common equity distribution agreements with equity sales agents JMP Securities LLC, B. Riley FBR, Inc., JonesTrading Institutional Services LLC and Ladenburg Thalmann & Co. Inc. pursuant to which we may offer and sell, from time to time, shares of our common stock. Pursuant to the common equity distribution agreements, shares of our common stock may be offered and sold through the equity sales agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the NYSE or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions. As of September 30, 2023, we had 11,302,160 shares of Class A common stock available for sale under the common equity distribution agreements.

Preferred Stock

As of September 30, 2023, we had Series B Preferred Stock outstanding with a liquidation preference of $9.5 million. The Series B Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrB.” The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series B Preferred Stock have no voting rights, except under limited conditions and are entitled to receive a cumulative cash dividend at a rate of 7.00% per annum of their $25.00 per share liquidation preference (equivalent to $1.75 per annum per share). Shares of Series B Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option. Dividends are payable quarterly in arrears on the 30th day of each December, March, June and September, when and as declared. We have declared and paid all required quarterly dividends on our Series B Preferred Stock to date.

As of September 30, 2023, we had Series C Preferred Stock outstanding with a liquidation preference of $23.9 million. The Series C Preferred Stock is publicly traded on the New York Stock Exchange under the ticker symbol “AAIC PrC.” The Series C

Preferred Stock has no stated maturity, is not subject to any sinking fund and will remain outstanding indefinitely unless repurchased or redeemed by us. Holders of Series C Preferred Stock have no voting rights except under limited conditions and will be entitled to receive cumulative cash dividends (i) from and including the original issue date to, but excluding, March 30, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including March 30, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.664% per annum. As of June 30, 2023, references to LIBOR were replaced by CME Term SOFR plus the applicable statutory spread adjustment. Shares of Series C Preferred Stock are redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not authorized or declared) exclusively at our option commencing on March 30, 2024 or earlier upon the occurrence of a change in control or under circumstances where it is necessary to preserve our qualification as a REIT. Under certain circumstances upon a change of control, the Series C Preferred Stock is convertible into shares of our common stock. Dividends are payable quarterly in arrears on the 30th day of March, June, September and December of each year, when and as declared. We have declared and paid all required quarterly dividends on our Series C Preferred Stock to date.

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

As of September 30, 2023, we had 1,602,566 shares of Series B Preferred Stock available for sale under the Series B preferred equity distribution agreement.

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

As of September 30, 2023, we had estimated NOL carryforwards of $163.8 million that can be used to offset future taxable ordinary income and reduce our future distribution requirements. As of September 30, 2023, we also had estimated NCL carryforwards of $136.1 million that can be used to offset future net capital gains.

Off-Balance Sheet Arrangements and Other Commitments

As of September 30, 2023 and December 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose entities or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have, or are reasonably likely to have, a material current or future effect on our financial condition. Our economic interests held in unconsolidated VIEs are generally limited in nature to those of a passive holder of beneficial interests in securitized financial assets. As of September 30, 2023 and December 31, 2022, we had consolidated for financial reporting purposes one and two, respectively, securitization trusts for which we determined that our investments provided us with both (i) the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We were not required to consolidate for financial reporting purposes any other VIEs as of September 30, 2023 and December 31, 2022, as we did not have the power to direct the activities that most significantly impact the economic performance of such entities. For further information about our consolidated VIEs, refer to "Note 8. Consolidation of Variable Interest Entities" under Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2023 and December 31, 2022, we had not guaranteed any obligations of unconsolidated entities. As of September 30, 2023 and December 31, 2022, we had not entered into any commitment or intent to provide funding to unconsolidated entities other than the aforementioned asset-backed revolving credit facility funding commitment.

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

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2023
		Value	Value
		with 50	with 50
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$520,851	$506,245	$534,645
TBA commitments	9,421	21,233	(876)
MSR financing receivables	191,800	194,806	187,645
Interest rate swaps	78	1,393	(1,237)
Equity available to common stock (1)	179,931	181,459	177,958
Equity available to common stock percent change		0.85%	(1.10)%

	September 30, 2023
		Value	Value
		with 100	with 100
		Basis Point	Basis Point
		Increase in	Decrease in
	Value	Interest Rates	Interest Rates
Agency MBS	$520,851	$490,983	$547,603
TBA commitments	9,421	33,228	(10,812)
MSR financing receivables	191,800	198,363	183,986
Interest rate swaps	78	2,708	(2,552)
Equity available to common stock (1)	179,931	183,063	176,006
Equity available to common stock percent change		1.74%	(2.18)%

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

The tables that follow illustrate the estimated change in fair value for our investments in agency MBS and TBA commitments under several hypothetical scenarios of agency MBS spread movements. Changes in fair value are measured as percentage changes from their respective fair values presented in the column labeled “Value.” The sensitivity of our agency MBS and TBA commitments to changes in MBS spreads is derived from The Yield Book, a third-party model. The analysis to follow reflects an assumed spread duration for our investment in agency MBS of 5.3 years, which is a model-based assumption that is dependent upon the size and composition of our investment portfolio as well as economic conditions present as of September 30, 2023.

These analyses are not intended to provide a precise forecast. Actual results could differ materially from these estimates (dollars in thousands, except per share amounts):

	September 30, 2023
		Value with	Value with
		10 Basis Point	10 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$520,851	$517,715	$523,987
TBA commitments	9,421	11,935	6,907
Equity available to common stock (1)	179,931	179,309	180,552
Equity available to common stock percent change		(0.35)%	0.35%

	September 30, 2023
		Value with	Value with
		25 Basis Point	25 Basis Point
		Increase in	Decrease In
		Agency MBS	Agency MBS
	Value	Spreads	Spreads
Agency MBS	$520,851	$513,012	$528,690
TBA commitments	9,421	15,707	3,135
Equity available to common stock (1)	179,931	178,377	181,484
Equity available to common stock percent change		(0.86)%	0.86%

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
•
current conditions and further adverse developments in the residential mortgage market, the overall economy and global geopolitics;
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upon the consummation of the Merger, each of our outstanding shares of Class A common stock will be converted into the right to receive 0.3619 shares of EFC common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio was fixed in the Merger Agreement and, except for certain adjustments if certain asset performance provision has not been made, will not be adjusted for changes in the market prices of either shares of our common stock or shares of EFC common stock. Changes in the market price of shares of EFC common stock prior to the closing of the Merger will affect the market value of the merger consideration that our shareholders will receive upon closing of the Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of us and EFC), including the following factors:

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

Pursuant to the Merger Agreement, we have agreed not to (a) initiate, solicit or knowingly encourage or facilitate any inquiries, proposals or offers for, or that could reasonably be expected to lead to an alternative transaction, (b) enter into or engage in, continue or otherwise participate in any discussions or negotiations in connection with any proposal for an alternative transaction from a third party, (c) furnish non-public information to a third party in connection with or in response to alternative transactions, (d) enter into any binding or nonbinding letter of intent or agreement providing for any such alternative transaction, or (e) withhold, withdraw, modify, qualify or propose publicly to withhold, withdraw, modify or qualify, in any manner adverse to the Company, approval the board recommendation that the shareholders approve the Merger or publicly recommend the approval or adoption of, or publicly approve or adopt any alternative transactions, subject to certain exceptions set forth in the Merger Agreement.

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

It is possible that the Company’s shareholders or EFC’s stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name the Company, EFC, the Company’s Board and/or the board of directors of EFC as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the applicable parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of the Company’s business and/or EFC’s business.

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

4.15	Form of 6.000% Senior Notes Due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form 8-A filed on July 15, 2021).

4.16	Second Amendment to Shareholder Rights Agreement, dated as of April 11, 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***

101.SCH	Inline XBRL Taxonomy Extension Schema Document***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

** Furnished herewith.

*** Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022; (iii) Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 and 2022, for the Three Months Ended June 30, 2023 and 2022, and for the Three Months Ended September 30, 2023 and 2022; and (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLINGTON ASSET INVESTMENT CORP.
	By:	/s/ RICHARD E. KONZMANN
Richard E. Konzmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 14, 2023